Form 10-Q
period 2026-03-31
AtaiBeckley Inc.
filed 2026-05-12
CIK 2081043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	ATAI	The Nasdaq Stock Market LLC (Nasdaq Global Market)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 8, 2026, the registrant had 368,166,674 shares of common stock, par value $0.01 per share, outstanding.

ATAIBECKLEY INC.

FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Quarterly Report other than statements of historical fact are forward-looking statements, including without limitation statements regarding our future operating results and financial position; the success, cost, and timing of development of our product candidates, including the progress of preclinical studies and clinical trials and related milestones; the commercialization of our current product candidates and any other product candidates we may identify and pursue, if approved, including our ability to successfully build a specialty sales force and commercial infrastructure to market our current product candidates and any other product candidates we may identify and pursue; the timing of and our ability to obtain and maintain regulatory approvals; our business strategy and plans; potential acquisitions, partnerships and other strategic arrangements; the ability to generate revenue from any current or future licensing agreements and other strategic arrangements, the sufficiency of our cash and cash equivalents and short-term securities to fund our operations; the value, liquidity and potential use as a source of non-dilutive funding of our digital asset holdings; and the plans and objectives of management for future operations and capital expenditures. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are neither promises nor guarantees, and are subject to a number of important factors that could cause actual results to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements, including without limitation: we are a clinical-stage biotechnology company and have incurred significant losses since our inception, and we expect to incur losses for the foreseeable future and may never be profitable; our limited operating history may make it difficult for you to evaluate the success of our business and to assess our future viability; if we are unable to obtain funding when needed and on acceptable terms, we could be forced to delay, limit or discontinue our product candidate development efforts; raising additional capital, such as through future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, may cause dilution to our shareholders, restrict our operations or require us to relinquish rights to current product candidates or to any future product candidates on unfavorable terms; our product candidates are in preclinical or clinical development, which is a lengthy and expensive process with uncertain outcomes, and we cannot give any assurance that any of our product candidates will be successfully developed and/or receive regulatory approval, which is necessary before they can be commercialized; we may not achieve our publicly announced milestones according to schedule, or at all; we currently rely on qualified healthcare professionals working at third-party clinical trial sites to administer certain of our product candidates in our clinical trials and we expect this to continue upon approval, if any, of our current or future product candidates, and if third-party sites fail to recruit and retain a sufficient number of qualified healthcare professionals or effectively manage their professionals, our business, financial condition and results of operations would be materially harmed; research and development of drugs targeting the central nervous system, or CNS, is particularly difficult, and it can be difficult to predict and understand why a drug has a positive effect on some patients but not others, which may reduce the likelihood our product candidates are ultimately approved and therefore may have a material adverse effect on our business and operating results; the production and sale of our product candidates may be considered illegal or may otherwise be restricted due to the use of controlled substances, which may also have consequences for the legality of investments from foreign jurisdictions and therefore we may not be successful in commercializing our product candidates in such jurisdictions, which will adversely affect our business, financial condition and results of operations; we face significant competition in an environment of rapid technological and scientific change, and there is a possibility that our competitors may achieve regulatory approval before we do or develop therapies that are safer, more advanced or more effective than ours, which may negatively impact our ability to successfully market or commercialize any product candidates we may develop and ultimately harm our financial condition; we rely on third parties to assist in conducting our clinical trials and some aspects of our research and preclinical testing, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research, or testing; if we are unable to obtain and maintain sufficient intellectual property protection for our existing product candidates or any other product candidates that we may identify, or if the scope of the intellectual property protection we currently have or obtain in the future is not sufficiently broad, our competitors could develop and commercialize product candidates similar or identical to ours, and our ability to successfully commercialize our existing product candidates and any other product candidates that we may pursue may be impaired; third parties may claim that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and may prevent or delay our development and commercialization efforts; our business is subject to global financial and economic conditions and geopolitical events, including overall market volatility in the global financial markets, as well as political, trade and regulatory developments; our business is subject to economic, political, regulatory and other risks associated with international operations; our future success depends on our ability to retain key employees, directors, consultants and advisors and to attract, retain and motivate qualified personnel; a pandemic, epidemic, or outbreak of an infectious disease may materially and adversely affect our business, including our preclinical studies, clinical trials, trial sites, third parties on whom we rely, our supply chain, our ability to raise capital, our ability to conduct regular business and our financial results; if we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired, and other risks, uncertainties, and assumptions described under “Risk Factors” in Item 1A of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”).

Any forward-looking statements made herein speak only as of the date of this Quarterly Report, and you should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or achievements reflected in the forward-looking statements will be achieved or will occur. Except as required by applicable law, we undertake no obligation to update any of these forward-looking statements for any reason after the date of this Quarterly Report or to conform these statements to actual results or revised expectations. Additionally, certain information we may disclose (either herein or elsewhere) is informed by the expectations of various stakeholders or third-party frameworks and, as such, may not necessarily be material for purposes of our filings under U.S. federal securities laws, even if we use “material” or similar language in discussing such matters.

GENERAL

Unless the context otherwise requires, all references in this Quarterly Report to “we,” “us,” “our,” “atai” or the “Company” refer to ATAI Life Sciences N.V and its consolidated subsidiaries prior to the consummation of the strategic combination with Beckley Psytech Limited (the “Beckley Psytech Acquisition”), to Atai Beckley N.V. and its consolidated subsidiaries after the consummation of the Beckley Psytech Acquisition and prior to the Redomiciliation Transaction (as defined below) and to AtaiBeckley Inc. and its consolidated subsidiaries after the consummation of the Redomiciliation Transaction. In addition, “AtaiBeckley” refers to AtaiBeckley Inc. and its consolidated subsidiaries after the consummation of the Redomiciliation Transaction. References to "Quarterly Report" herein refer to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 and references to “Form 10-K” and “Annual Report” herein refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

All reports we file with the SEC are available for download free of charge via the Electronic Data Gathering Analysis and Retrieval (EDGAR) System on the SEC’s website at www.sec.gov. We also make electronic copies of our reports available for download, free of charge, through our investor relations website at ir.ataibeckley.com as soon as reasonably practicable after filing such material with the SEC.

We may announce material business and financial information to our investors using our investor relations website at ir.ataibeckley.com. We therefore encourage investors and others interested in AtaiBeckley to review the information that we make available on our website, in addition to following our filings with the SEC, webcasts, press releases and conference calls. Information contained on our website is not incorporated into, and does not form a part of this Quarterly Report.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ATAIBECKLEY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2026	2025

Assets
Current assets:
Cash and cash equivalents	$43,102	$85,300
Securities carried at fair value	166,756	135,351
Other current investments held at fair value	20,909	35,389
Prepaid expenses and other current assets	19,299	19,644
Total current assets	250,066	275,684
Property and equipment, net	2,086	2,166
Operating lease right-of-use assets, net	1,774	1,846
Intangible assets, net	2,763	2,851
Goodwill	331	331
Digital assets	6,765	8,735
Other assets	1,092	1,110
Total assets	$264,877	$292,723
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,785	$4,906
Accrued liabilities	9,847	14,168
Current portion of lease liabilities	310	271
Deferred revenue	1,480	1,524
Other current liabilities	2,542	2,610
Total current liabilities	24,964	23,479
Contingent consideration liability - related party	104	104
Contingent consideration liabilities	205	205
Noncurrent portion of lease liabilities	1,690	1,801
Pre-funded warrant liabilities	38,397	44,379
Other liabilities	738	754
Total liabilities	$66,098	$70,722
Commitments and contingencies (Note 20)
Stockholders’ equity:
Preferred stock, $0.01 par value, 37,500,000 and zero shares authorized at March 31, 2026 and December 31, 2025, respectively; no shares issued or outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value at March 31, 2026 and December 31, 2025, respectively; 750,000,000 shares authorized at March 31, 2026 and December 31, 2025, respectively; 365,562,925 and 363,280,522 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	3,656	3,633
Additional paid-in capital	1,605,667	1,599,421
Accumulated other comprehensive loss	(20,604)	(20,926)
Accumulated deficit	(1,390,036)	(1,360,254)
Total stockholders’ equity attributable to AtaiBeckley Inc. stockholders	198,683	221,874
Noncontrolling interests	96	127
Total stockholders’ equity	198,779	222,001
Total liabilities and stockholders’ equity	$264,877	$292,723

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

ATAIBECKLEY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts)

(unaudited)

	For the three months ended March 31,
	2026	2025
License revenue	$202	$202
Research and development services revenue	752	1,353
Total revenue	954	1,555
Operating expenses:
Research and development	17,414	11,328
General and administrative	14,441	10,597
Total operating expenses	31,855	21,925
Loss from operations	(30,901)	(20,370)
Other income (expense), net:
Interest income	78	186
Interest expense	—	(900)
Benefit from research and development tax credits	742	28
Change in fair value of assets and liabilities, net	2,591	(5,497)
Change in fair value of digital assets, net	(1,970)	(212)
Foreign exchange gain (loss), net	(409)	456
Other income, net	87	—
Total other income (expense), net:	1,119	(5,939)
Net loss before income taxes	(29,782)	(26,309)
Provision for income taxes	(20)	(156)
Net loss	(29,802)	(26,465)
Net loss attributable to noncontrolling interests	(20)	(34)
Net loss attributable to AtaiBeckley Inc. stockholders	$(29,782)	$(26,431)
Net loss per share attributable to AtaiBeckley Inc. stockholders — basic and diluted	$(0.08)	$(0.15)
Weighted average shares of common stock outstanding attributable to AtaiBeckley Inc. stockholders — basic and diluted	357,421,528	176,271,176

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

ATAIBECKLEY INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

(unaudited)

	For the three months ended March 31,
	2026	2025
Net loss	$(29,802)	$(26,465)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	322	(682)
Comprehensive loss	$(29,480)	$(27,147)
Net loss attributable to noncontrolling interests	(20)	(34)
Foreign currency translation adjustments, net of tax attributable to noncontrolling interests	(11)	(2)
Comprehensive loss attributable to noncontrolling interests	(31)	(36)
Comprehensive loss attributable to AtaiBeckley Inc. stockholders	$(29,449)	$(27,111)

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

ATAIBECKLEY INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

(unaudited)

						Total
				Accumulated		Stockholders’
			Additional	Other		Equity Attributable to		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	AtaiBeckley Inc.	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Stockholders	Interests	Equity
Balances at December 31, 2024	167,959,752	$18,785	$816,185	$(18,466)	$(700,207)	$116,297	$257	$116,554
Issuance of common stock upon exercise of stock options	627,655	67	330	—	—	397	—	397
Issuance of common stock upon restricted stock units vest	1,069,057	118	(118)	—	—	—	—	—
Issuance of common stock, net of issuance costs of $4.1 million	30,119,048	3,151	55,966	—	—	59,117	—	59,117
Stock-based compensation expense	—	—	3,355	—	—	3,355	—	3,355
Foreign currency translation adjustment, net of tax	—	—	—	(682)	—	(682)	(2)	(684)
Net loss	—	—	—	—	(26,431)	(26,431)	(34)	(26,465)
Balances at March 31, 2025	199,775,512	$22,121	$875,718	$(19,148)	$(726,638)	$152,053	$221	$152,274

						Total
				Accumulated		Stockholders’
			Additional	Other		Equity Attributable to		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	AtaiBeckley Inc.	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Stockholders	Interests	Equity
Balances at December 31, 2025	363,280,522	$3,633	$1,599,421	$(20,926)	$(1,360,254)	$221,874	$127	$222,001
Issuance of common stock upon exercise of stock options	661,938	7	814	—	—	821	—	821
Issuance of common stock upon restricted stock units vest	1,620,465	16	(16)	—	—	—	—	—
Stock-based compensation expense	—	—	5,448	—	—	5,448	—	5,448
Foreign currency translation adjustment, net of tax	—	—	—	322	—	322	(11)	311
Net loss	—	—	—	—	(29,782)	(29,782)	(20)	(29,802)
Balances at March 31, 2026	365,562,925	$3,656	$1,605,667	$(20,604)	$(1,390,036)	$198,683	$96	$198,779

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

ATAIBECKLEY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	For the three months ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(29,802)	$(26,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,448	3,355
Noncash change in the fair value of digital assets, net	1,970	212
Depreciation and amortization of long-term assets	167	216
Noncash lease expense	72	138
Amortization of debt discount	—	149
Noncash change in the fair value of assets and liabilities, net	(1,255)	5,862
Unrealized foreign exchange (gain) loss	372	(494)
Other (income) expense, net	(78)	915
Changes in operating assets and liabilities:
Prepaid expenses and other assets	183	(59)
Accounts payable	5,957	36
Accrued liabilities	(4,105)	(1,395)
Deferred revenue	(19)	(311)
Net cash used in operating activities	(21,090)	(17,841)
Cash flows from investing activities
Cash paid for securities carried at fair value	(31,134)	(4,996)
Proceeds from sale of other investment held at fair value	9,481	—
Cash paid for digital assets	—	(5,000)
Cash paid for asset acquisition	—	(750)
Cash paid for property and equipment	—	(268)
Net cash used in investing activities	(21,653)	(11,014)
Cash flows from financing activities
Proceeds from issuance of shares upon exercise of stock options	821	397
Proceeds from equity offerings, net of commissions	—	59,772
Cash paid for common stock issuance costs	—	(564)
Net cash provided by financing activities	821	59,605
Effect of foreign exchange rate changes on cash	(276)	32
Net increase (decrease) in cash, cash equivalents and restricted cash	(42,198)	30,782
Cash, cash equivalents and restricted cash – beginning of the period	85,300	27,505
Cash, cash equivalents and restricted cash – end of the period	$43,102	$58,287
Supplemental disclosures:
Cash paid for interest	$—	$590
Cash paid for taxes	$33	$99
Supplemental disclosures of noncash investing and financing information:
Right of use asset obtained in exchange for operating lease liabilities	$—	$1,709
Receivable from exercise of stock options	$84	$—

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

ATAIBECKLEY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Description of Business

AtaiBeckley Inc. (“AtaiBeckley”, “Company”), headquartered in New York, New York, was founded in 2025 through the strategic combination of atai Life Sciences N.V. and Beckley Psytech Limited (“Beckley Psytech”). AtaiBeckley, along with its subsidiaries, is a clinical-stage biotechnology company aiming to create breakthroughs for people with difficult-to-treat mental health conditions. The Company is advancing a pipeline of interventional psychiatric product candidates designed to address the complex nature of mental health disorders. The Company believes that these investigational compounds have the potential to become fast-acting, durable, and commercially scalable therapies for mental health patients in need of new treatment options.

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

On November 5, 2025, in connection with the Company’s strategic combination with Beckley Psytech Limited, as described further under Note 4, Acquisitions, the Company changed its name from ATAI Life Sciences N.V. to Atai Beckley N.V. On December 30, 2025, in connection with the Company’s redomiciliation to the United States, as further described below, the Company changed its name to AtaiBeckley Inc.

Unless the context suggests otherwise, references to the “AtaiBeckley”, “atai”, or the “Company” refer to ATAI Life Sciences N.V and its consolidated subsidiaries prior to the consummation of the Beckley Psytech Acquisition (as defined in Note 4, Acquisitions), to Atai Beckley N.V. and its consolidated subsidiaries after the consummation of the Beckley Psytech Acquisition and prior to the Redomiciliation Transaction (as defined below) and to AtaiBeckley Inc. and its consolidated subsidiaries after the consummation of the Redomiciliation Transaction.

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

Liquidity and Going Concern

The Company has incurred significant losses and negative cash flows from operations since its inception. As of March 31, 2026, the Company had cash and cash equivalents of $43.1 million and short-term securities of $166.8 million and its accumulated deficit was $1.4 billion. The Company has historically financed its operations through the sale of equity securities, sale of convertible notes and revenue generated from licensing and collaboration arrangements. The Company has not generated any revenues to date from the sale of its core product candidates and does not anticipate generating any revenues from the sale of either unless and until it successfully completes development and obtains regulatory approval to market its product candidates. The Company recognizes revenue from license and research and development arrangements through Nualtis Corp. (“Nualtis”).

The Company currently expects that its existing cash and cash equivalents and short-term securities as of March 31, 2026 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date the unaudited condensed consolidated financial statements are issued.

2. Basis of Presentation, Consolidation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and follow the requirements of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements as certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 6, 2026.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position, its results of operations and comprehensive loss, and its cash flows for the periods presented. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future annual or interim period.

Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative U.S. GAAP included in the Accounting Standards Codification (“ASC”), and Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”).

Reclassifications

Certain reclassifications were made to prior period amounts in the unaudited condensed consolidated financial statements to conform with current year presentation. Reclassifications were made to the prior year presentation of the changes in operating assets and liabilities within the condensed consolidated statement of cashflows as the changes in Deferred revenue in the prior year was included as a component of the changes in Accrued liabilities.

Consolidation

The Company's unaudited condensed consolidated financial statements include the accounts of AtaiBeckley and its subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation.

The Company's policy is to consolidate all entities that it controls by ownership of a majority of the outstanding voting stock. In addition, entities that meet the definition of a variable interest entity (“VIE”) for which atai is the primary beneficiary are consolidated. The primary beneficiary is the party who has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. For consolidated entities that are less than wholly owned, the third-party’s holding of equity interest is presented as Noncontrolling interests in the Company's unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of stockholders' equity. The portion of net earnings attributable to the noncontrolling interests is presented as Net loss attributable to noncontrolling interests in the Company's unaudited condensed consolidated statements of operations.

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

If the Company has elected the fair value option for an equity investment, the fair value of the investment will be recorded upon acquisition and any changes in fair value will be recorded as a component of other income (expense), net.

Significant Accounting Policies

During the three months ended March 31, 2026, there were no significant changes to the Company’s significant accounting policies as described in the Company’s audited consolidated financial statements as of, and for, the year ended December 31, 2025.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which is designed to improve income statement expense disclosures, primarily by requiring new financial statement disclosures in tabular format and disaggregating information about prescribed categories underlying any relevant income statement captions. The standard is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. Upon adoption, the new standard may be applied prospectively or retrospectively. The Company is currently evaluating the impact that the adoption may have on its unaudited condensed consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles (Subtopic 450-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends certain aspects of the accounting for and disclosure of software costs under ASC Subtopic 350-40, Internal Use Software. The standard is effective for fiscal years beginning after December 15, 2027 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. Entities may elect to apply the guidance prospectively, retrospectively, or through a modified prospective transition method. The Company is currently evaluating the impact that the adoption may have on its unaudited condensed consolidated financial statements.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (subtopic 815): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, which expands the scope exceptions within ASC Topic 815, Derivatives and Hedging, to include certain nonexchange-traded contracts with underlyings that are based on operations or activities specific to one of the parties to the contract, including research and development funding arrangements. The standard is effective for annual fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2026, with early adoption permitted. Entities should apply the amendments either prospectively for contracts entered into on or after the date of adoption or on a modified retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings for contracts that exist as of the beginning of the annual reporting period of adoption. The Company is currently evaluating the impact that the adoption may have on its unaudited condensed consolidated financial statements.

3. Revenue

As described in Note 1, Organization and Description of Business, the Company's primary operations are inclusive of the research and development of several product candidates. The Company's ability to generate revenue will depend substantially on the successful development and eventual commercialization of product candidates. For the three months ended March 31, 2026 and 2025, the Company has not recognized revenue from its primary operations and does not expect to do so for at least the next several years. The Company does generate revenue from license agreements and research and development agreements through its Nualtis subsidiary, which is further explained below:

License Revenue

Rizafilm LLC License and Supply Agreement

In January 2025, Nualtis entered into an Amended & Restated Asset Purchase Agreement ("APA") and an Amended & Restated Supply Agreement ("Supply Agreement") with Rizafilm LLC ("Rizafilm"). Under the APA, Nualtis sold licensing and intellectual property rights of Nualtis's oral thin film technology in exchange for an upfront payment of $0.2 million and an additional $0.5 million upon completion of certain manufacturing milestones. Under the Supply Agreement, subject to approval by the Food and Drug Adminsitration (“FDA”), Nualtis will serve as the sole manufacturer of Rizafilm's products over a five year term with an automatic renewal option for an additional five years unless either party provides sufficient written notice. Additionally, the Supply Agreement requires Rizafilm to adhere to certain firm commitments.

During the three months ended March 31, 2026 , the Company recognized $0.2 million of license revenue related to the completion of certain milestones under the APA. During the three months ended March 31, 2025, the Company recognized $0.2 million of license revenue from the upfront payment under the APA.

Research and Development Services Revenue

In addition to the Company's license revenue, the Company recognizes revenue through various research and development agreements through Nualtis. In these agreements, Nualtis is responsible for performing research and development services for customers interested in leveraging Nualtis's novel oral thin film technology for drug delivery. Many of these agreements provide Nualtis either the option or the right to serve as the sole manufacturer of these drugs upon regulatory approval. For the three months ended March 31, 2026 and 2025, the Company has recognized $0.8 million and $1.4 million in revenue from research and development services. To date, none of the products subject to the Company's research and development agreements through Nualtis have obtained regulatory approval.

As of March 31, 2026 and December 31, 2025, the Company had contract liabilities of $1.5 million, which is recorded within Deferred revenue on the Company's unaudited condensed consolidated balance sheets, and consists of the upfront payments received as part of the various research and development agreements discussed above. As of March 31, 2026, approximately $1.5 million of the contract liability balance is expected to be recognized as revenue from the remaining performance obligations over the next 12 months as performance obligations are satisfied. The Company will re-evaluate the transaction price in each reporting period and as certain events are resolved or other changes in circumstances occur.

For the three months ended March 31, 2026, the Company's license revenue and research and development revenue has been recognized entirely in North America. Nualtis recognized a significant amount of research and development service revenue from two customers that individually represent more than 10% of total research and development service revenue. For the three months ended March 31, 2026, total research and development service revenue from the two customers are $0.6 million and $0.2 million.

4. Acquisitions

2025 Acquisitions

Beckley Psytech Limited

On June 2, 2025, the Company executed a share purchase agreement with Beckley Psytech, a clinical stage biotechnology company dedicated to improving the lives of people suffering from neuropsychiatric disorders by transforming psychedelics into effective and rapid-acting clinical medicines, and certain other parties thereto (the “SPA”), pursuant to which the Company agreed to acquire from the shareholders of Beckley Psytech (the “Sellers”) the entire issued share capital of Beckley Psytech not already owned by the Company (refer to Note 6, Investments, for more information) in exchange for an aggregate of 105,044,902 shares of common stock of the Company issued directly as share consideration or underlying replacement awards in each case, as set forth in the SPA (the “Beckley Psytech Acquisition”). Prior to the Company’s acquisition of Beckley Psytech, the Company had an existing investment in Beckley Psytech’s preferred shares. See Note 6, Investments, for details over the Company’s investment in Beckley Psytech prior to the acquisition.

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

On November 5, 2025 (the “Acquisition Date”), the Beckley Psytech Acquisition was completed and the Company issued an aggregate of 103,823,021 common shares to the Sellers in the form of share consideration or shares underlying replacement awards pursuant to the SPA, reflecting a round down to the nearest whole share at the individual issuance level, which was comprised of 93,580,831 common shares issued directly to the Sellers as share consideration for Beckley Psytech, 8,695,937 RSUs and 1,546,258 stock options issued as replacement awards to the shareholders of Beckley Psytech, certain consultants of Beckley Psytech and certain equity award holders in Beckley Psytech. Additionally, 900,901 common shares were issued to a third party pursuant to the SPA Amendment. Certain RSUs issued as replacement awards were issued net of the exercise price of the Beckley option awards to which they correspond, resulting in the issuance of 6,971,912 RSUs on the Acquisition Date. The shares underlying the options and RSUs issued as replacement awards are subject to a lock-up period whereby approximately 1/12th of the underlying shares will be released from the lock-up each calendar month beginning January 2026, resulting in all shares underlying the options and RSUs being freely transferable in January 2027. Under the original terms of the agreements for the Beckley Psytech options awards for which the holders received replacement awards, the Beckley Psytech Acquisition represented an exit event that triggered the automatic acceleration of all unvested awards prior to the Acquisition Date, which was recognized in the pre-combination financial results of Beckley Psytech.

The Beckley Psytech Acquisition was accounted for as an asset acquisition involving the initial consolidation of a VIE that is not a business for which the Company was determined to be the primary beneficiary on the Acquisition Date. The Beckley Psytech Acquisition was determined to be an asset acquisition because substantially all of the fair value of the gross assets acquired was concentrated in an IPR&D asset, an intangible asset. Accordingly, the Beckley Psytech Acquisition was accounted for under ASC 810 and no goodwill was recognized. Under ASC 810, upon initial consolidation of a VIE the acquirer shall recognize a gain or loss for the difference between the sum of (a) the sum of the fair values of consideration paid (including any contingent consideration) and noncontrolling interests and (b) the reported amounts of any previously held interests; less (c) the fair value of the VIE’s identifiable assets and liabilities. In accordance with ASC 810, a gain of $6.9 million was recognized on the Beckley Psytech Acquisition during the three months ended December 31, 2025.

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
(2)
Represents the settlement of an unsecured promissory note issued by the Company to Beckley Psytech and related accrued interest of $10.3 million.
(3)
Represents the settlement of accounts payable to Beckley Psytech of $0.2 million on the Acquisition Date, as these pre-existing relationships became intercompany and were effectively settled upon completion of the Beckley Psytech Acquisition.
(4)
Represents the fair value of 1,546,258 stock options issued as replacement awards on the Acquisition Date. The Company estimated the fair value of the stock options using the Black-Scholes option-pricing model on the Acquisition Date. The assumptions used in the Black-Scholes option pricing model were as follows:

Weighted average expected term in years	2.16
Weighted average expected stock price volatility	89.5%
Risk-free interest rate	3.63% - 3.79%
Expected dividend yield	0%

(5)
Represents the incremental fair value of 6,971,912 restricted stock units issued as replacement awards that is attributable to the post-combination entity.
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

In accordance with ASC 810, a gain of $6.9 million was recognized on the initial consolidation of Beckley Psytech and was recognized during the three months ended December 31, 2025. The Company incurred transaction costs of $14.3 million in connection with the Beckley Psytech Acquisition for consulting, legal, accounting and other professional fees, which were expensed as incurred as General and administrative expenses for the year ended December 31, 2025.

The fair value of the remaining net assets of Beckley Psytech acquired by the Company approximated their carrying values on the Acquisition Date. The fair value of acquired IPR&D was determined primarily using the income approach, which requires a forecast of all of the expected future cash flows with the following assumptions: net revenue attributable to Beckley Psytech’s IPR&D, operating expenses, and contributory asset charges resulting from applying a terminal growth rate at the end of the discrete period. An estimated discount rate of 17.8% was applied to the projected cash flows of Beckley Psytech’s IPR&D based on the rate of return used by a similar market participant. Immediately subsequent to the consummation of the Beckley Psytech Acquisition, the acquired IPR&D of $527 million, which was determined to have no alternative future use, was charged to Acquisition of in-process research and development for the three months ended December 31, 2025.

5. Variable Interest Entities

Consolidated VIEs

At each reporting period, the Company reassesses whether it remains the primary beneficiary for VIE consolidated under the VIE model.

The entities consolidated by the Company are comprised of wholly and partially owned entities for which the Company is the primary beneficiary under the VIE model as the Company has (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses that could potentially be significant to the VIE, or the right to receive benefits from the VIE that could potentially be significant to the VIE. The results of operations of the consolidated entities are included within the Company’s unaudited condensed consolidated financial statements from the date of acquisition to March 31, 2026.

As of March 31, 2026 and December 31, 2025, the Company has accounted for the following consolidated investments as VIEs:

Consolidated Entities	Relationship as of March 31, 2026	Relationship as of December 31, 2025	Date Control Obtained	Ownership % March 31, 2026	Ownership % December 31, 2025
Perception Neuroscience Holdings, Inc.	Controlled VIE	Controlled VIE	November 2018	59.2%	59.2%
Recognify Life Sciences, Inc.	Controlled VIE	Controlled VIE	November 2020	51.9%	51.9%

As of March 31, 2026 and December 31, 2025, the assets of the consolidated VIEs can only be used to settle the obligations of the respective VIEs. The liabilities of the consolidated VIEs are obligations of the respective VIEs and their creditors have no recourse to the general credit or assets of the Company.

Consolidated VIE Balance Sheets

The following table presents the assets and liabilities (excluding intercompany balances that were eliminated in consolidation) for all VIEs as of March 31, 2026 (in thousands):

	Perception	Recognify
Assets:
Current assets:
Cash	$7	$92
Prepaid expenses and other current assets	86	5
Total current assets	93	97
Total assets	$93	$97
Liabilities:
Current liabilities:
Accounts payable	$937	$114
Accrued liabilities	106	86
Other current liabilities	5	—
Total current liabilities	1,048	200
Total liabilities	$1,048	$200

The following table presents the assets and liabilities (excluding intercompany balances that were eliminated in consolidation) for all consolidated VIEs as of December 31, 2025 (in thousands):

	Perception	Recognify
Assets:
Current assets:
Cash	$43	$560
Prepaid expenses and other current assets	86	60
Total current assets	129	620
Total assets	$129	$620
Liabilities:
Current liabilities:
Accounts payable	$875	$107
Accrued liabilities	45	243
Other current liabilities	14	1
Total current liabilities	934	351
Total liabilities	$934	$351

Non-consolidated VIEs

The Company evaluated the nature of its investments in Innoplexus AG (“Innoplexus”) and Amandala and determined that Innoplexus and Amandala are not consolidated VIEs as of the date of the Company’s initial investment through March 31, 2026. The Company is not the primary beneficiary of Innoplexus or Amandala as the Company does not have the power to direct the activities of Innoplexus or

Amandala that most significantly impact their respective economic performance. Therefore, the Company concluded that it did not have a controlling financial interest in Innoplexus or Amandala that would require consolidation as of March 31, 2026 or December 31, 2025.

The Company will reevaluate if Innoplexus and Amandala meet the definition of a VIE upon the occurrence of specific reconsideration events. The Company accounted for these investments under the measurement alternative included within ASC 321 (see Note 6, Investments). As of March 31, 2026, the Company did not have any exposure for its investments in Innoplexus and Amandala.

Noncontrolling Interests

The Company recognizes noncontrolling interests related to its consolidated VIEs and provides a roll forward of the noncontrolling interests balance, as follows (in thousands):

Perception
Balance as of December 31, 2025	$127
Net loss attributable to noncontrolling interests - preferred	(20)
Comprehensive loss attributable to noncontrolling interests	(11)
Balance as of March 31, 2026	$96

Perception
Balance as of December 31, 2024	$257
Net loss attributable to noncontrolling interests - preferred	(34)
Comprehensive income attributable to noncontrolling interests	(2)
Balance as of March 31, 2025	$221

6. Investments

Other current investments held at fair value

As of March 31, 2026 and December 31, 2025, the carrying values of Other current investments held at fair value was $20.9 million, and $35.4 million, respectively, and entirely related to the Company’s investment in Compass Pathways plc (“COMPASS”).

COMPASS Pathways plc

COMPASS is a biotechnology company dedicated to accelerating patient access to evidence-based innovation in mental health. The Company is developing its investigational COMP360 psilocybin treatment through late-stage clinical trials in Europe and North America for patients with treatment-resistant depression. The Company accounts for its COMPASS investment under ASC 321 at fair value. Any changes in fair value of the Company's investment in COMPASS are recognized as a Change in fair value of assets and liabilities, net in its unaudited condensed consolidated statements of operations.

During the three months ended March 31, 2026, the Company sold 1,347,823 American Depositary shares (“ADS”) of COMPASS at an average price of $6.92 per ADS in open market transactions, resulting in net proceeds received of $9.5 million. The Company recorded the sale of the ADS shares as a reduction in its COMPASS investment under ASC 321. The Company recognized an immaterial commission expense related to the sale, which is recognized as a General and administrative expense in its unaudited condensed consolidated statements of operations.

Based on quoted market prices, the market value of the Company’s remaining ownership in COMPASS was $20.9 million and $35.4 million as of March 31, 2026 and December 31, 2025, respectively. For the three months ended March 31, 2026 and 2025, the Company recognized a change in fair value of its COMPASS holdings of a $5.0 million loss and a $6.3 million loss, respectively, which is recognized in Change in fair value of assets and liabilities, net in its unaudited condensed consolidated statements of operations.

IntelGenx Technologies Corp.

The Company previously held investments with IntelGenx Technologies Corp. (“IntelGenx”), which was the parent company of Nualtis Corp. (formerly known as “IntelGenx Corp.”) that the Company acquired in October 2024. The Company’s investments consisted of common shares and various warrants issued in 2023 and 2024 (collectively referred to as the “Warrants”), and Call Option Units, all of which are measured at fair value. The Company’s holding in IntelGenx common shares, Warrants, and Call Option Units was written down to zero in 2024 and prior periods as IntelGenx entered into bankruptcy proceedings. The bankruptcy proceedings have concluded and IntelGenx has been dissolved. The Company no longer holds the aforementioned equity investments with IntelGenx and did not recognize any change in fair value for the three months ended March 31, 2026 or 2025. For more information regarding the Company's investment in IntelGenx equity securities, refer to Notes 6, Investments, and Note 7, Notes Receivable, in the Company's audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2026.

Other investments

The Company’s investments in the preferred stock of Beckley Psytech, prior to the Company’s acquisition of Beckley Psytech in November 2025, GABA Therapeutics, Inc. (“GABA”), and Innoplexus are not considered as in-substance common stock due to the existence of substantial liquidation preferences, and, therefore, did not have subordination characteristics that were substantially similar to common stock. Accordingly, these investments do not fall under the guidance in ASC 323, and the Company records these investments under the measurement alternative method pursuant to ASC 321 as these investments do not have readily determinable fair values.

The Company holds a 33.7% common stock investment in Amandala but does not have the ability to exercise significant influence over Amandala’s operating and financial policy as the Company does not have board representation and has contractually agreed to voting restrictions. Accordingly, the Company determined that its investment in Amandala common stock does not fall under the guidance on ASC 323 and the Company records its investment under the measurement alternative method pursuant to ASC 321 as this investment does not have readily determinable fair values.

During the three months ended March 31, 2026, the year ended December 31, 2025, and prior to the Company’s Acquisition of Beckley Psytech in November 2025, the Company evaluated all of its Other investments to determine if certain events or changes in circumstance had a significant adverse effect on the fair value of any of its investments in non-consolidated entities. Based on this analysis, the Company did not note any impairment indicators associated with the Company’s Other investments.

Further, during the three months ended March 31, 2026, the year ended December 31, 2025, and prior to the Company’s Acquisition of Beckley Psytech in November 2025, there were no observable changes in price recorded related to the Company’s Other investments.

As of March 31, 2026 and December 31, 2025, the Company did not recognize any carrying value for its investments in GABA, Innoplexus, and Amandala.

Beckley Psytech

Beckley Psytech Acquisition

As discussed in Note 4, Acquisitions, the Company acquired all outstanding shares of Beckley Psytech in November 2025. On the Acquisition Date, the Company derecognized its carrying amount of $53.9 million under Other investments in its consolidated balance sheet related to the Initial Shares, Deferred Shares, Secondary Shares, and certain warrants as Beckley Psytech is a consolidated entity after the completion of the transaction. Further, as part of the SPA, the Company no longer has rights to receive the Additional Warrants as of the Acquisition Date. The Company’s investment in Beckley Psytech prior to the acquisition is described below.

Subscription and shareholders' agreement

On January 3, 2024, the Company entered into a subscription and shareholders’ agreement (“SSA”) with Beckley Psytech and other shareholders, providing for a $50.0 million investment. The investment consists of (i) a $40.0 million primary subscription for 24,096,385 newly issued Series C preferred shares and (ii) a $10.0 million secondary purchase of 11,153,246 shares from existing shareholders, re-designated as Series C shares. In connection with the SSA, the Company received 24,096,385 warrants to purchase Series C shares at $2.158 per share, subject certain ownership limitations (“Series C Warrants”). Also under the SSA, prior to the Acquisition Date, the Company had the right to receive additional warrants to purchase Series C Shares in the event Beckley Psytech issued equity or equity linked securities pursuant to a deferred equity arrangement in connection with a prior acquisition made by Beckley Psytech, with each such warrant exercisable at an exercise price of $1.66 per share (“Additional Warrants”).

Initial Subscription and Deferred Shares

On January 3, 2024, the Company purchased 15,060,241 Series C shares for $25.0 million at $1.66 per share and delivered the executed deferred payment escrow agreement ("Escrow Agreement") to Beckley Psytech, which was a condition for the closing or completion of the transaction (“Initial Subscription”). On January 5, 2024, the Company deposited $15.0 million into escrow. Beckley Psytech was required credit as fully-paid such corresponding number of Series C Shares as corresponds with the value of each draw-down. The total number of deferred payment shares (“Deferred Shares”) was 9,036,144 with a share price of $1.66.

In October 2024 and April 2025, pursuant to the terms of the Escrow Agreement, Beckley Psytech, at its sole discretion, drew $5.0 million and $10.0 million, respectively, from the escrow account and the Company was credited 3,012,048 and 6,024,096 Series C shares, respectively. The Company determined the fair value of the October 2024 and April 2025 escrow draws were $5.3 million and $11.9 million, respectively, and recognized the fair value of the shares received in Other investments prior to the Beckley Psytech Acquisition.

Secondary sale

On January 18, 2024, the Company and Beckley Psytech entered into the Secondary Sale SPA pursuant to which the Company agreed to purchase 11,153,246 re-designated Series C shares (the “Secondary Sale Shares”) at a price of $0.8966 per share from the existing shareholders for an aggregate consideration of $10.0 million.

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

Additional Warrants

Prior to the acquisition of Beckley Psytech, the Company determined that the Additional Warrants meet the definition of a derivative instrument under ASC 815 and recorded the Additional Warrants at fair value with subsequent changes in fair value being reflected through the consolidated statements of operations as a Change in fair value of assets and liabilities, net.

In May 2024, Beckley Psytech issued equity pursuant to the deferred equity arrangement, and, per the SSA, the Company received 4,393,400 warrants. The Company determined that once it received the Additional Warrants, they no longer meet the definition of a derivative instrument under ASC 815, and elected to account for the warrants under ASC 321 and recognized the Additional Warrants Received as Other investment in its consolidated balance sheets. At the time of receipt, the warrants had a fair value of $1.5 million.

As a result of the Beckley Psytech Acquisition, the Additional Warrants no longer exist as of the Acquisition Date as Beckley Psytech is now a wholly owned subsidiary. For the three months ended March 31, 2025, the Company recognized a $0.5 million gain in the Change in fair value of assets and liabilities, net in its unaudited condensed consolidated statements of operations.

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

The Company’s investment in GABA’s common stock was accounted for in accordance with the equity method, and the carrying value of the investment in GABA common stock was reduced to zero as of December 31, 2020 due to IPR&D charges with no alternative future use and remained zero as of March 31, 2026.

The Company’s investment in GABA’s preferred stock did not meet the criteria for in-substance common stock. As such, the investment in GABA’s preferred stock is accounted for under the measurement alternative pursuant to ASC 321.

As of March 31, 2026, the Company's remaining obligation to purchase additional shares of Series A preferred stock from GABA is for up to $0.9 million at the same price per share as its initial investment upon the achievement of specified contingent milestones. As of March 31, 2026, the contingent milestones have not been met.

GABA’s net losses attributable to the Company were determined based on the Company’s ownership percentage of preferred stock in GABA and recorded to the Company’s investments in GABA preferred stock. As of March 31, 2026 and December 31, 2025, the investment in GABA’s preferred stock had a carrying value of zero.

Innoplexus AG

Innoplexus is a technology company that provides “Data as a Service” and “Continuous Analytics as a Service” solutions that aims to help healthcare organizations leverage their technologies and expedite the drug development process across all stages—preclinical, clinical, regulatory and commercial. The Company first acquired investments in Innoplexus in August 2018 with an additional investment in December 2020, bringing its aggregate ownership percentage to 35%. The Company's ownership percentage remains at 35% as of March 31, 2026.

The Company had significant influence over Innoplexus through its noncontrolling representation on the investee’s board. Accordingly, the Company’s investment in Innoplexus’ common stock was accounted for in accordance with the equity method. The Company’s investment in Innoplexus’ preferred stock did not meet the criteria for in-substance common stock. As such, the investment in Innoplexus’ preferred stock was accounted for under the measurement alternative under ASC 321. The carrying value of the Company’s investment in Innoplexus was zero as of March 31, 2026 and December 31, 2025.

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

Pursuant to the Innoplexus SPA, the Purchaser is required to hold a minimum number of shares equivalent to the number of shares purchased from the Company through December 31, 2026. In the event that the Purchaser is in breach of this requirement, the Purchaser is required to pay the Company an additional purchase price of approximately $9.6 million. The transaction was accounted for as a secured financing as it did not qualify for sale accounting under ASC 860, Transfers and Servicing (“ASC 860”), due to the provision under the Innoplexus SPA which constrained the Purchaser from its right to pledge or exchange the underlying shares and provided more than a trivial benefit to the Company. The initial proceeds from the transaction are reflected as a secured borrowing liability of $2.4 million and $2.5 million as of March 31, 2026 and December 31, 2025, respectively, which is included in Other current liabilities in the Company’s unaudited condensed consolidated balance sheets.

In addition, the Innoplexus SPA also provides the right for the Company to receive additional consideration with a maximum payment outcome of $22.3 million should the equity value of Innoplexus exceed certain thresholds upon the occurrence of certain events. The Company concluded that this feature met the definition of a derivative which required bifurcation. As the probability of the occurrence of certain events defined in the Innoplexus SPA was less than remote, the Company concluded that the fair value of the embedded derivative ascribed to this feature was de minimis as of March 31, 2026.

Amandala Neuro Limited

Amandala was previously a wholly owned subsidiary of Beckley Psytech and operated Beckley Psytech’s ELE-101 program, a novel intravenous formulation of psilocin, the active metabolite of psilocybin, that is being developed to address certain neuropsychiatric disorders such as treatment resistant depression and major depressive disorder.

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

The Company determined that it does not have the ability to exercise significant influence over Amandala’s operating and financial policy, and, therefore, accounted for its investment in Amandala using the measurement alternative under ASC 321. As there is no cost basis for the dividend in specie, the Company recognized the fair value of the Amandala common stock upon receipt, which was zero as of the date of receipt. As of March 31, 2026 and December 31, 2025, the carrying value of the Company’s investment in Amandala continues to be zero.

Summarized Financial Information

The following is a summary of financial data for investments accounted for under the equity method of accounting (in thousands):

Balance Sheets

	March 31, 2026	December 31, 2025
	GABA	GABA
Current assets	$43	$443
Noncurrent assets	409	—
Total assets	$452	$443

Current liabilities	$3,208	$3,910
Noncurrent liabilities	897	—
Total liabilities	$4,105	$3,910

Statements of Operations

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
	GABA	GABA
Gain (loss) from continuing operations	$17	$(255)
Net gain (loss)	$17	$(255)

7. Notes Receivable

IntelGenx Technologies Corp.

Prior to the Company's acquisition of Nualtis in October 2024, the Company had outstanding loan agreements and convertible notes with IntelGenx, which are measured at fair value as the Company had qualified for and elected the fair value option. The Company discharged its secured debt it held with IntelGenx, which included the debtor-in-possession financing and the certain term loan, in consideration of its acquisition of Nualtis. In addition to the aforementioned secure debt, the Company held unsecured debt, which included the 2023 Initial Notes, the 2023 Subsequent Notes, and the IntelGenx 2023 Term Loan Note with IntelGenx (collectively the “IntelGenx Unsecured Debt”). The Company’s holding in the IntelGenx Unsecured Debt was written down to zero in 2024 as IntelGenx entered into bankruptcy proceedings. The bankruptcy proceedings have concluded and IntelGenx has been dissolved, resulting in the IntelGenx Unsecured Debt being discharged. The Company no longer holds the IntelGenx Unsecured Debt and did not recognize any change in fair value for the three months ended March 31, 2026 and 2025. For more information regarding the Company's investment in IntelGenx debt securities, refer to Notes 6, Investments, and Note 7, Notes Receivable, in the Company's audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2026.

Amandala Neuro Limited Notes Receivable

Upon the acquisition and consolidation of Beckley Psytech in November 2025, the Company recognized $1.5 million of loans receivable Beckley Psytech holds from Amandala (the “Amandala Notes Receivable”). The Amandala Notes Receivable are non-interest bearing and are recognized at costs net of expected credit losses with $0.7 million and $0.6 million recognized as Prepaid expenses and other current assets within the unaudited condensed consolidated balance sheet as of March 31, 2026 and December 31, 2025, respectively, as well as $0.8 million and $0.9 million recognized as Other assets within the unaudited condensed consolidated balance sheet as of March 31, 2026 and December 31, 2025, respectively.

For the three months ended March 31, 2026, the Company recognized a $0.1 million reversal of a previous expected credit loss related to the Amandala Notes Receivable. The Company recognized the reversal of the expected credit loss as Other income, net in the unaudited condensed consolidated statement of operations.

8. Fair Value Measurement

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation (in thousands):

	Fair Value Measurements as of
	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$20,124	$—	$—	$20,124
Investment in securities at fair value:
U.S. treasuries	—	166,756	—	166,756
Other current investments held at fair value	20,909	—	—	20,909
Digital assets	6,765	—	—	6,765
	$47,798	$166,756	$—	$214,555
Liabilities:
Contingent consideration liability - related party	—	—	104	104
Contingent consideration liabilities	—	—	205	205
Pre-funded warrant liabilities	38,397	—	—	38,397
	$38,397	$—	$309	$38,706

	Fair Value Measurements as of
	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$65,423	$—	$—	$65,423
Investment in securities at fair value:
U.S. treasuries	—	135,351	—	135,351
Other current investments held at fair value	35,389	—	—	35,389
Digital assets	8,735		—	8,735
	$109,547	$135,351	$—	$244,898
Liabilities:
Contingent consideration liability - related party	$—	$—	$104	$104
Contingent consideration liabilities	—	—	205	205
Pre-funded warrant liabilities	44,379	—	—	44,379
	$44,379	$—	$309	$44,688

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

The unrealized gains and losses on the available-for-sale securities, represented by change in the fair value of the investment portfolio, is reported in earnings. Since the investment in the available-for-sale securities are already measured at fair value, no separate credit losses would be recorded in the financials.

For the three months ended March 31, 2026 and 2025, the Company recognized a $1.6 million gain and $0.5 million gain, respectively, related to the change in fair value in its available for sale securities recognized as a Change in fair value of assets and liabilities, net in its unaudited condensed consolidated statements of operations.

Other current investments held at fair value

COMPASS Pathways plc

The Company determines the fair value of its COMPASS investment by taking the publicly available share price as of the balance sheet date multiplied by the number of shares the Company holds. There are no non-observable inputs in determining the fair value. For the three months ended March 31, 2026 and 2025, the Company recognized a change in fair value of its COMPASS holdings of a $5.0 million loss and $6.3 million loss, respectively, which is recognized in Change in fair value of assets and liabilities, net in its unaudited condensed consolidated statements of operations.

Beckley Psytech

As described in Note 6, Investments, and prior to the acquisition of Beckley Psytech, the Company determined that the Additional Warrants meet the definition of a derivative instrument under ASC 815 and recorded the Additional Warrants at fair value with subsequent changes in fair value being reflected through the unaudited condensed consolidated statements of operations in the Change in fair value of assets and liabilities, net. At the Acquisition Date, Beckley Psytech became a wholly owned subsidiary and the Additional Warrants no longer exist. For the three months ended March 31, 2025, the Company recognized a $0.5 million gain in the Change in fair value of assets and liabilities, net in its unaudited condensed consolidated statements of operations.

Digital assets

Under ASC 350-60, the Company’s digital assets are measured at fair value based on quoted prices on active exchanges, and, are therefore, categorized as Level 1 investments in the fair value hierarchy. The Company recognizes changes in the fair value of its digital assets as gains or losses in Change in fair value of digital assets on the Company's unaudited condensed consolidated statements of operations during the period in which they occur.

For the three months ended March 31, 2026, and 2025 the Company recognized losses of $2.0 million and $0.2 million, respectively, related to the change in fair value in its Bitcoin holding, which is recognized as a Change in fair value of digital assets, net in its unaudited condensed consolidated statements of operations.

Convertible Promissory Note

As described in Note 14, Debt, the Company previously issued certain convertible notes that were converted to common shares of the Company pursuant to a conversion feature in September 2025. Prior to conversion, the Company measured the conversion option at fair value on a quarterly basis as well as immediately prior to conversion with any changes in the fair value recognized as Change in fair value of assets and liabilities, net in the unaudited condensed consolidated statements of operations.

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

For the three months ended March 31, 2025, the Company recorded a loss of $0.1 million as a result of the change in fair value of the New Convertible Notes.

Contingent consideration liability – related party

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

The valuations as of March 31, 2026 and December 31, 2025 used inputs that were unobservable inputs with the most significant being the discount rates for royalties on projected commercial revenue and clinical milestones and probability of success estimates over the following ten years, which represent Level 3 measurements within the fair value hierarchy. The discount rate used for clinical milestones was 13% for the valuations as of March 31, 2026 and December 31, 2025 and the probability of success for the milestones was 5% for March 31, 2026 and December 31, 2025.

The fair value of the contingent milestone and royalty liabilities for Perception was estimated to be $0.1 million and $0.1 million as of March 31, 2026 and December 31, 2025, respectively, and the Company did not recognize any change in fair value for the three months ended March 31, 2026 and 2025.

Contingent Consideration Liabilities

The contingent consideration liabilities in the fair value measurement table above relate to milestone payments in connection with the acquisition of DemeRx IB, Inc. (“DemeRx”), and TryptageniX, Inc. (“TryptageniX”). The fair value of the contingent consideration liabilities were determined based on significant inputs not observable in the market, which represent Level 3 measurements within the fair value hierarchy. The fair value of the contingent milestone and royalty liabilities was estimated based on the discounted cash flow valuation technique. The technique considered the following unobservable inputs:

•
market-based discount rates, and
•
the probability and timing of achieving the specified milestones as of each valuation date.

DemeRx

In October 2023, the Company and DemeRx, Inc. entered into a Stock Purchase and Framework Agreement which resulted in the Company's acquisition of DemeRx, Inc.’s equity ownership of DemeRx IB (the “Stock Purchase”), in exchange for consideration that included, among other items, earn-out consideration of up to an additional $8.0 million payable to DemeRx, Inc. contingent upon the achievement of certain development milestones directly related to DemeRx’s oral capsule formulation of ibogaine (“DMX-1002”) program. The earn-out consideration was recorded at fair value in contingent consideration as a liability under ASC 480 and the fair value is adjusted each quarter and reflected in other income and expense in the statement of operations.

The fair value of the DemeRx contingent milestone could change in future periods depending on prospects for the outcome of ibogaine milestone meetings with the FDA or other regulatory authorities. The most significant assumptions in the discounted cash flow valuation technique that impacts the fair value of the milestone contingent consideration are the projected milestone timing and the probability of the milestone being met. The valuations as of March 31, 2026 and December 31, 2025 used inputs that were unobservable inputs with the most significant being the discount rates (range of 12.4%-12.6% for both the March 31, 2026 and December 31, 2025 valuation) and the probability of success of certain clinical milestones (range of 4%-5% for both March 31, 2026 and December 31, 2025), which both inputs represent Level 3 measurements within the fair value hierarchy.

The fair value of the contingent milestone for DemeRx was estimated to be $0.2 million and $0.2 million as of March 31, 2026 and December 31, 2025, respectively, and the Company did not recognize any change in fair value for the three months ended March 31, 2026 and 2025.

TryptageniX

The fair value of the contingent liability for TryptageniX was estimated to be an immaterial amount as of both March 31, 2026 and December 31, 2025. The contingent liability is comprised of research and development milestone success fee payments and royalties payments. The fair value of the success fee liability was estimated based on the scenario-based method within the income approach. The fair value of the contingent liability for TryptageniX was determined based on significant unobservable inputs, including the discount rate, estimated probabilities of success, and timing of achieving certain clinical milestones. The fair value of the royalties liability was determined to be de minimis as the products are in the early stages of development. The Company will continue to assess the appropriateness of the fair value of the contingent liability as the products continue through development. The Company did not recognize any change in fair value three months ended March 31, 2026 and 2025 related to the TryptageniX contingent liability.

Pre-funded warrant liabilities

As described in Note 15, Stockholders’ Equity, the Company recognizes the June 2025 and July 2025 Pre-Funded Warrants, respectively, at fair value as Pre-funded warrant liabilities within its unaudited condensed consolidated balance sheet under ASC 815. The change in fair value of the Company's June 2025 and July 2025 Pre-Funded Warrants is recognized as a Change in fair value of assets and liabilities, net in its unaudited condensed consolidated statements of operations. The fair value of these instruments are estimated based on the Company's stock price observable in the market less the exercise price, which represents a Level 1 measurement within the fair value hierarchy. For the three months ended March 31, 2026, the Company recognized $6.0 million gain related to the change in fair value of the June 2025 and July 2025 Pre-funded Warrants.

The following table provides a roll forward of the aggregate fair values of the Company’s financial instruments described above, for which fair value is determined using Level 3 inputs (in thousands):

	Contingent Consideration Liability - Related Parties (i)	Contingent Consideration Liabilities (ii)
Balance as of December 31, 2025	$104	$205
Change in fair value	—	—
Balance as of March 31, 2026	$104	$205

(i) Includes Perception milestone based contingent consideration liability.
(ii) Includes contingent consideration liability related to DemeRx IB Stock Purchase as well as contingent consideration liability related to the TryptageniX research and development milestone success fee payments and royalties payments.

	Beckley Psytech Additional Warrants	New Convertible Notes Conversion Feature	Contingent Consideration Liability - Related Parties (i)	Contingent Consideration Liabilities (ii)
Balance as of December 31, 2024	$2,783	$2,611	$110	$212
Change in fair value	519	122	—	—
Balance as of March 31, 2025	$3,302	$2,733	$110	$212

(i) Includes Perception's milestone-based contingent consideration liability.
(ii) Includes the contingent consideration liability related to DemeRx IB Stock Purchase and the contingent consideration liability related to the TryptageniX research and development milestone success fee payments and royalties payments.

9. Prepaid Expenses and Other Current Assets

Prepaid expenses consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Tax receivables	$13,154	$13,135
Prepaid research and development related expenses	2,590	3,715
Other	1,736	946
Accounts receivable, net	864	667
Short-term notes receivable, net	691	625
Prepaid insurance	264	556
Total	$19,299	$19,644

10. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Manufacturing equipment	$1,734	$1,734
Furniture and fixtures	8	8
Laboratory and office equipment	236	236
Computer equipment	29	29
Leasehold improvements	564	564
	$2,571	$2,571
Less: accumulated depreciation and amortization	485	405
Total	$2,086	$2,166

As of March 31, 2026 and December 31, 2025, all of the Company’s in use manufacturing equipment, laboratory and office equipment and computer equipment were located in North America and are comprised of assets used in Nualtis’s operations. The Company had $1.0 million of manufacturing equipment not in service located in Germany also owned by Nualtis as of March 31, 2026 and December 31, 2025.

For the three months ended March 31, 2026 and 2025, depreciation and amortization expense on property and equipment was $0.1 million and $0.1 million, respectively.

11. Intangible Assets, Goodwill, and Digital Assets

Intangible Assets

Definite-lived Intangible Assets

In connection with the Company’s acquisition of Nualtis in October 2024, the Company acquired ownership and intellectual property rights to Nualtis’s Oral Thin Film (“OTF”) platform technology. This platform technology serves as the foundation and platform to deliver active pharmaceutical ingredients for both the Company’s and other potential customer products. Collectively, the OTF Technologies will serve as a platform for both the Company's and other potential customers' own products. The Company determined there to be legal and competitive factors that limit the useful life of these OTF Technologies and therefore designated them as a definite-lived intangible asset.

In addition, the Company acquired a manufacturing contract with regards to Nualtis's right to manufacture gBelBuca, a generic version of Belbuca®, an opioid that is used to manage chronic pain severe enough to require daily, around-the-clock, long-term treatment. This manufacturing contract includes potential future royalty and milestone payments, for which the Company is now eligible to receive.

In accordance with the acquisition method of accounting, the Company allocated the acquisition cost for the transaction to the underlying assets acquired and liabilities assumed, based upon the estimated fair values of those assets and liabilities at the date of acquisition. The value allocated to the OTF Technology was $2.4 million, which will be amortized over the remaining estimated useful life of approximately 10 years from the time of acquisition. The value allocated to the gBelBuca contract was $0.2 million, which will be amortized over the estimated remaining useful life of approximately 19 years from the time of acquisition.

In addition to the definite-lived intangible assets above, the Company's definite-lived intangible assets also includes internal-use software costs, which will be amortized over the estimated remaining useful life of approximately 4.2 years from the date the software was put into service.

Indefinite-lived Intangible Assets

As of March 31, 2026, the Company owned various intellectual property, including clinical trial data from previously consolidated or wholly owned subsidiaries and other intangible assets. The Company has designated each of these intangible assets to be indefinite-lived as there are no characteristics that limit each asset's useful life.

The Company continually evaluates whether events or circumstances have occurred that indicate that the carrying value of the intangible assets may be impaired or that the estimated remaining useful lives of these assets may warrant revision. As of March 31, 2026, the Company determined that no intangible assets were impaired and that there are no facts or circumstances that would indicate a need for changing the estimated remaining useful lives of these assets.

Intangible assets consisted of the following (in thousands):

		March 31, 2026			December 31, 2025
	Remaining Useful Lives	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Impairment	Net Carrying Amount
OTF Technology	8.7 years	$2,433	$(328)	$2,105	$2,433	$(289)	$—	$2,144
gBelBuca manufacturing contract	17.8 years	192	(15)	177	192	(12)	—	180
Internal-use software	0 years	694	(694)	—	694	(648)	—	46
In-process research and development	indefinite-lived	109	—	109	142	—	(33)	109
Other	various	383	(11)	372	383	(11)	—	372
Total		$3,811	$(1,048)	$2,763	$3,844	$(960)	$(33)	$2,851

For the three months ended March 31, 2026 and 2025, amortization expense related to these intangible assets was $0.1 million and $0.1 million, respectively.

Estimated future amortization expense for intangible assets subsequent to March 31, 2026 is as follows (in thousands):

2026	$185
2027	276
2028	276
2029	276
2030	276
Thereafter	1,010
$2,299

The weighted average remaining useful lives of all amortizable assets is approximately 9.4 years.

Goodwill

In connection with the Company's acquisition of Nualtis in October 2024, the Company also recognized $0.3 million in goodwill, which was the difference between the amount of consideration associated with the transaction in excess of the fair value of net assets acquired. The goodwill is primarily attributable to the synergies of merging operations, expected future cash flows and the value of the acquired workforce. As of March 31, 2026 and December 31, 2025, the balance of goodwill was approximately $0.3 million.

Digital Assets

In 2025, the Company paid approximately $10.0 million in cash in return for approximately 100 Bitcoins. Under ASC 350-60, the Company’s digital assets are measured at fair value based on quoted prices on active exchanges, and are therefore categorized as Level 1 investments in the fair value hierarchy. The Company recognizes changes in the fair value of its digital assets as gains or losses in Change in fair value of digital assets, net on the Company's unaudited condensed consolidated statements of operations during the period in which they occur.

The details of the activity related to the Company’s digital assets for the three months ended March 31, 2026 and 2025, respectively, are as follows (fair value in thousands):

	Units	Fair Value
Digital assets at December 31, 2025	99.8	$8,735
Additions	—	—
Unrealized loss	—	(1,970)
Digital assets at March 31, 2026	99.8	$6,765

	Units	Fair Value
Digital assets at December 31, 2024	—	$—
Additions	58.0	5,000
Unrealized loss	—	(212)
Digital assets at March 31, 2025	58.0	$4,788

12. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued compensation and related expenses	$3,899	$5,651
Accrued accounting, legal, and other professional fees	2,972	4,487
Accrued external research and development expenses	2,710	3,178
Other liabilities	179	534
Taxes payable	75	20
Accrued restructuring costs	12	298
Total	$9,847	$14,168

13. Leases

Operating lease Right-of-Use (“ROU”) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The operating lease ROU asset also includes lease payments made, lease incentives, and initial direct costs incurred, if any.

The Company, through its Nualtis subsidiary, leases certain office, lab, and manufacturing space in Montréal, Canada under long-term operating leases that expire in 2031. The Company generally has options to renew lease terms on its facilities, which may be exercised at the Company's sole discretion. In February 2025, Nualtis amended their lease agreements to exercise the aforementioned renewal option. The Company adjusted the Operating lease right-of-use asset, net and lease liability by approximately $1.7 million to reflect the extended lease term. The amendment does not entitle the Company to lease additional space. The Company previously leased office space in Berlin, Germany until the lease was terminated in December 2025.

In May 2025, Nualtis sublet approximately 14,800 square feet of office, lab, and manufacturing space in Montréal, Canada. The sublease term is for three and a half years and commenced in August 2025. Nualtis has no options to extend the term of the sublease. Under the terms of the head lease, Nualtis is not relieved of its obligation as lessee and will continue to make monthly rent payments. Nualtis performed a recoverability test of the sublease agreement upon inception by comparing the rental income under the sublease to Nualtis’s obligations under the head lease and noted no impairment existed on the head lease. The sublease provides for monthly payments of rent during the lease term. The base rent is currently $0.2 million per year, subject to an annual 3.0% increase in each subsequent year thereafter. Payments received under the sublease are recorded as a reduction to rent expense in the unaudited condensed consolidated statements of operations and comprehensive loss.

The weighted-average remaining lease term for the Company’s operating leases as of March 31, 2026 was 4.9 years. The weighted-average discount rate for the Company’s operating leases as of March 31, 2026 was 9.1%.

ROU assets and lease liabilities related to the Company’s operating leases are as follows (in thousands):

	Balance Sheet Classification	March 31, 2026	December 31, 2025
Right-of-use assets	Operating lease right-of-use asset, net	$1,774	$1,846
Current lease liabilities	Current portion of lease liability	$310	$271
Non-current lease liabilities	Non-current portion of lease liability	$1,690	$1,801

Expenses related to leases are recorded on a straight-line basis over the lease term. The following table summarizes lease costs by component for the three months ended March 31, 2026 and 2025 (in thousands):

		For the Three Months Ended March 31,
Lease Cost Components	Statement of Operations Classification	2026	2025
Operating lease cost	Operating expenses: General and administrative	$29	$100
Operating lease cost	Operating expenses: Research and development	93	90
Sublease income	Operating expenses: General and administrative	(45)	—
Short-term lease cost	Operating expenses: General and administrative	50	44
Total lease cost		$127	$234

Future minimum commitments under all non-cancelable operating leases are as follows (in thousands):

Year Ended	Future Lease Commitments
2026	$356
2027	487
2028	502
2029	517
2030	532
2031	89
Thereafter	-
Total lease payments	$2,483
Less: Imputed interest	(483)
Present value of lease liabilities	$2,000

Supplemental cash flow information related to the Company’s operating leases for the three months ended March 31, 2026 and 2025 are as follows (in thousands):

	March 31, 2026	March 31, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$84	$137
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	1,709

14. Debt

Convertible Promissory Notes

Convertible Promissory Notes—Related Parties

In November 2018 and October 2020, ATAI Life Sciences AG (k/n/a ATAI Life Sciences GmbH and a subsidiary of ATAI Life Sciences N.V.) issued non‑interest‑bearing, unsecured convertible promissory notes with an aggregate principal amount of €1.0 million ($1.2 million). The notes were scheduled to mature on September 30, 2025, and were convertible, prior to maturity, into ATAI Life Sciences AG shares upon payment of €17.00 per share (the “Convertible Notes”).

Exchange of Convertible Promissory Notes

In December 2023 and April 2024, a noteholder and a related party noteholder, respectively, exchanged their respective Convertible Notes for an equivalent principal amount of notes issued by ATAI Life Sciences NV, which subsequently became AtaiBeckley Inc. as described in Note 1, Organization and Description of Business, pursuant to the Redomiciliation Transaction (the “New Convertible Notes”). The New Convertible Notes had a face value of €1, were non‑interest‑bearing, unsecured, were scheduled to mature on September 30, 2025, and were convertible into sixteen shares of the Company upon the payment of €17.00.

The Company determined the exchanges were modifications of the debt, resulting in the New Convertible Notes’ conversion feature no longer meeting the equity classification criteria. Accordingly, at the time of the Exchange Agreements modification, the Company bifurcated the conversion option and reclassified the conversion option fair value from equity to a liability. The conversion option was measured at fair value on a quarterly basis and any changes in the fair value was recorded as Change in fair value of assets and liabilities, net, in the consolidated statements of operations.

Conversion of Convertible Promissory Notes

In September 2025, the noteholder and related party noteholder converted all outstanding New Convertible Notes into an aggregate of 6,185,904 common shares of the Company. The Company derecognized the carrying amount of the notes with no gain or loss recognized and received $7.7 million upon conversion.

For the three months ended March 31, 2025, the Company recognized a $0.1 million loss as a result of the change in fair value of the New Convertible Notes.

Term Loan

Hercules Loan and Security Agreement

In August 2022, the Company and certain subsidiaries entered into a Loan and Security Agreement (as amended, the “Hercules Loan Agreement”) with Hercules Capital, Inc. (“Hercules”) providing term loans in an aggregate principal amount of up to $175.0 million under multiple tranches with an original maturity of August 1, 2026 (collectively, the “2022 Term Loan Facility”). Outstanding principal amounts under the 2022 Term Loan Facility bore interest at a floating rate equal to the greater of (i) the Wall Street Journal prime rate plus 4.30% or 4.05% upon satisfaction of certain conditions and (ii) 9.05%, with interest payable monthly and interest‑only payments permitted through September 1, 2025, subject to extension. The agreement included customary fees, events of default, and affirmative and negative covenants, including minimum cash maintenance requirements subject to certain thresholds and exceptions. Upon an event of default, amounts outstanding could be accelerated. The Company was in compliance with all applicable covenants prior to the 2022 Term Loan Facility Payoff Date.

On May 2, 2025, the Company and Hercules entered into a payoff letter for a voluntary prepayment with respect to the Hercules Loan Agreement (the “Payoff Letter”). Pursuant to the Payoff Letter, on May 2, 2025 (the “Payoff Date”), the Borrowers paid off the outstanding loan amount of approximately $21.8 million in full in repayment of the Company’s outstanding obligations under the Hercules Loan Agreement, and thereby terminated the 2022 Term Loan Facility. Due to the early prepayment, the Borrowers incurred a prepayment fee equal to 0.50% of the outstanding principal balance for a total of $0.1 million. In addition, the Borrowers paid an end of term charge equal to 6.95% of the outstanding principal balance for a total of $1.4 million. During the three months ended June 30, 2025, the Company recognized a $1.3 million loss on extinguishment of debt.

Prior to the Payoff Date, the Company incurred financing expenses related to the Hercules Loan Agreement, which were recorded as an offset to long-term debt on the Company's unaudited condensed consolidated balance sheets. These deferred financing costs were amortized over the term of the debt using the effective interest method, and were included in other income, net in the Company’s unaudited condensed consolidated statements of operations. For the three months ended March 31, 2025, interest expense included $0.1 million of amortized deferred financing costs related to the 2022 Term Loan Facility.

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

As part of this process, the legal denomination of the Company’s common stock changed from Euro to U.S. dollars. All common stock in atai Life Sciences N.V., par value €0.10, were canceled and exchanged for common stock in AtaiBeckley Inc., par value $0.01, on a one-for-one basis. AtaiBeckley Inc.’s common stock par value was decreased by $38.1 million for the difference between the total par value of common stock of AtaiBeckley Inc. and the total par value of common stock of atai Life Sciences N.V. at the date of transfer, with an offset to additional paid in capital. This change did not affect the Company’s functional currency, which remains the U.S. dollar, nor did it result in any gain or loss in the consolidated financial statements. The redomiciliation was effected solely for legal and administrative purposes and had no impact on the number of shares outstanding or total stockholders’ equity.

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

As of March 31, 2026, and December 31, 2025, respectively, there are no shares of preferred stock outstanding.

Common Stock

Following the Redomiciliation Transaction, the Company is authorized to issue up to 750,000,000 shares of common stock, with a par value of $0.01 per share. All holders of common stock have identical rights. Each share of common stock entitles the holder to one vote on all matters submitted to the stockholders for a vote.

All holders of common stock are entitled to receive dividends, as may be declared by the Company’s board of directors. Upon liquidation, holders of common stock will receive a distribution on a pro rata basis. As of March 31, 2026 and December 31, 2025, no cash dividends have been declared or paid.

Open Market Sale Agreement

On March 6, 2026, Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which the Company may issue and sell its common stock from time to time through an “at the market” equity offering program under which Jefferies will act as sales agent. The common stock to be sold pursuant to the Sales Agreement, if any, will be issued pursuant to the Company’s registration statement on Form S-3 (File No. 333-294124) and related prospectus supplement contained therein that were filed on March 9, 2026 with the SEC. Also on March 6, 2026, the Company and Jefferies terminated the Open Market Sale AgreementSM dated as of November 10, 2022, by and between the Company and Jefferies. There have been no sales under the Sales Agreement for the three months ended March 31, 2026 or the year ended December 31, 2025.

February 2025 Public Offering

In February 2025, the Company entered into an underwriting agreement (the “February Underwriting Agreement”) with Berenberg Capital Markets LLC in connection with the issuance and sale by the Company in a public offering of 30,119,048 of its common stock, at a public offering price of $2.10 per share, less underwriting discounts and commissions. The common stock was offered pursuant to a registration statement on Form S-3 filed with the SEC on July 1, 2022 and declared effective on July 11, 2022 as well as a prospectus supplement thereto. The net proceeds from the offering of the common stock were approximately $59.1 million, after deducting the underwriting discounts and commissions and offering expenses payable by the Company.

June 2025 PIPE Financing

On June 2, 2025, the Company entered into the subscription agreements, dated as of June 2, 2025 (the “June 2025 Subscription Agreements”) relating to the purchase (the “June 2025 PIPE Financing”) by the investors party thereto of (i) 9,993,341 common shares of the Company for a purchase price of $1.84 per share, and (ii) a pre-funded warrant to purchase 6,311,006 common shares with an exercise price of $0.01 (the “June 2025 Pre-Funded Warrants”), for a purchase price of $1.84 per common share underlying the June 2025 Pre-Funded Warrants less the exercise price for the June 2025 Pre-Funded Warrants of $0.01 per share. resulting in aggregate gross proceeds to the Company from the June 2025 PIPE Financing of approximately $29.9 million. The aggregate gross proceeds from the offering of the common stock and pre-funded warrants in the June 2025 PIPE Financing were approximately $18.4 million and $11.5 million, respectively. Under ASC 815 the Company recognizes the June 2025 Pre-Funded Warrants at fair value as Pre-funded warrant liabilities within its unaudited condensed consolidated balance sheet.

The Company incurred offering expenses related to the June 2025 PIPE Financing of $1.8 million, which were allocated based on the relative fair values of common stock and pre-funded warrants issued. The Company recognized an expense for the amount allocated to the pre-funded warrants of $0.7 million (included as a component of Other income (expense), net within the unaudited condensed consolidated statement of operations) upon the closing of the offering during the three months ended June 30, 2025. The Company recorded the amount allocated to the common stock of $1.1 million as a reduction in additional paid-in capital on its balance sheets as of December 31, 2025.

July 2025 PIPE Financing

On July 1, 2025, the Company entered into subscription agreements, dated as of July 1, 2025 (“July 2025 Subscription Agreements”), relating to the purchase (the “July 2025 PIPE Financing”) by the investors party thereto of 18,264,840 common shares in the capital of the Company with a nominal value of €0.10 per share for a purchase price of $2.19 per share and a pre-funded warrant to purchase 4,566,210 common shares with an exercise price of $0.01 (the “July 2025 Pre-Funded Warrant”) for a purchase price of $2.19 per common share underlying the July 2025 Pre-Funded Warrant less the exercise price for the July 2025 Pre-Funded Warrant of $0.01 per share. The aggregate gross proceeds from the offering of the common stock and pre-funded warrants in the July 2025 PIPE Financing were approximately $40.0 million and $10.0 million, respectively. Under ASC 815 the Company recognizes the July 2025 Pre-Funded Warrants at fair value as Pre-funded warrant liabilities within its unaudited condensed consolidated balance sheet.

The Company incurred offering expenses related to the July 2025 PIPE Financing of $3.3 million, which were allocated based on the relative fair values of common stock and pre-funded warrants issued. The Company recognized an expense for the amount allocated to the pre-funded warrants of $0.7 million (included as a component of Other income (expense), net within the unaudited condensed consolidated statement of operations) upon the closing of the offering during the three months ended September 30, 2025. The Company recorded the amount allocated to the common stock of $2.6 million as a reduction in additional paid-in capital on its balance sheets as of December 31, 2025.

October 2025 Public Offering

In October 2025, the Company entered into an underwriting agreement with Jefferies, as representative of the underwriters, in connection with the issuance and sale by the Company in a public offering of 27,283,750 of its common stock, at a public offering price of $5.48 per share, less underwriting discounts and commissions. The common stock was offered pursuant to a registration statement on Form S-3 filed with the SEC on September 29, 2025, which became automatically effective upon filing with the SEC, as well as a prospectus supplement thereto. The net proceeds from the offering of the common stock were approximately $139.1 million, after deducting the underwriting discounts and commissions and offering expenses payable by the Company.

16. Stock-Based Compensation

AtaiBeckley Equity Incentive Plans

The Company has stock options outstanding under various equity incentive plans, including the 2020 Incentive Plan, 2021 Incentive Plan, and HSOP Plan, which are further described in Note 16, Stock-Based Compensation, of the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2026.

As of March 31, 2026, there were no shares available for future grants under the 2020 Incentive Plan and any shares subject to outstanding options originally granted under the 2020 Equity Incentive Plan that terminate, expire or lapse for any reason without the delivery of shares to the holder thereof shall become available for issuance pursuant to the 2021 Incentive Plan.

Shares that are expired, terminated, surrendered, or canceled without having been fully exercised will be available for future awards. As of March 31, 2026, 34,320,910 shares were available for future grants under the 2021 Incentive Plan.

As of March 31, 2026, 257,419 HSOP Options were available for future grants under the HSOP Plan.

Stock Option activity under 2020 Incentive Plan and 2021 Incentive Plan

The stock options outstanding noted below consist primarily of both service and performance-based options to purchase common stock. These stock options have a ten-year contractual term. These awards are subject to the risk of forfeiture until vested by virtue of continued employment or service to the Company.

The following is a summary of stock option activity from December 31, 2025 to March 31, 2026:

	Number of Options		Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2025	43,533,126		$3.11	7.40	$75,466
Granted	10,633,525	(i)	3.80	-	-
Exercised	(661,938)		2.04	-	-
Cancelled or forfeited	(379,803)		2.69	-	-
Outstanding as of March 31, 2026	53,124,910	(ii)	$3.28	7.69	$59,195
Options exercisable as of March 31, 2026	22,026,359		$4.36	6.16	$23,335

(i)
Consists of 10,633,525 stock options that will vest according to certain time-based vesting conditions.
(ii)
The 31,098,553 unexercisable stock options include (a) 25,254,280 unvested stock options that will continue to vest over various service periods, (b) 4,684,582 unvested stock options that will vest upon the satisfaction of certain performance obligations, and (c) 1,159,691 vested options subject to a lock-up period whereby 1/12th of the underlying shares will be released from the lock-up each calendar month beginning January 2026.

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2026 and 2025 was $3.13 and $1.25 per option, respectively.

The Company estimates the fair value of each stock option using the Black-Scholes option-pricing model on the date of grant. During the three months ended March 31, 2026 and 2025, the assumptions used in the Black-Scholes option pricing model were as follows:

	March 31,
	2026	2025
Weighted average expected term in years	6.05	6.01
Weighted average expected stock price volatility	104.6%	99.8%
Risk-free interest rate	3.69% - 3.91%	3.97% - 4.47%
Expected dividend yield	0%	0%

For the three months ended March 31, 2026 and 2025, the Company recorded stock-based compensation expense related to stock options of $4.4 million and $3.1 million, respectively.

As of March 31, 2026, total unrecognized compensation cost related to the unvested stock options was $50.8 million, which is expected to be recognized over a weighted average period of 3.09 years.

Restricted Stock Unit activity under the 2021 Incentive Plan

The Company has granted RSUs to certain of its employees under the 2021 Incentive Plan, as part of its equity compensation program. Pursuant to the terms of the applicable award agreements, each RSU represents the right to receive one share of the Company’s common stock. The restricted stock units noted below consisted of service-based awards that vested over a two-year period, subject to the risk of forfeiture until vested by virtue of continued employment or service to the Company. The Company reflects restricted stock units as issued and outstanding common stock when vested and the shares have been delivered to the individual.

The following is a summary of restricted stock unit activity from December 31, 2025 to March 31, 2026:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2025	—	$—
Granted	5,016,173	3.78
Vested	—	—
Forfeited	(39,330)	3.76
Unvested at March 31, 2026	4,976,843	$3.78

The Company issued 6,971,912 fully vested RSUs as replacement awards to certain equity award holders in Beckley Psytech as described in Note 4, Acquisitions. The shares underlying the RSUs are subject to a lock-up period whereby approximately 1/12th of the shares will be released from the lock-up each calendar month which began in January 2026, resulting in all shares being freely transferable in January 2027. During the three months ended March 31, 2026, the Company released 1,620,465 shares underlying the replacement RSUs from the lock-up.

For the three months ended March 31, 2026 and 2025, the Company recorded stock-based compensation expense related to restricted stock units of $1.0 million and $0.2 million, respectively.

As of March 31, 2026, total unrecognized compensation cost related to the unvested stock-based awards was $17.8 million, which is expected to be recognized over a weighted average period of 3.34 years.

Stock Option activity under HSOP Plan

The HSOP Options outstanding noted below consist of service and performance-based options and give the holder the option to request the distribution of HSOP Shares underlying its vested HSOP options. These HSOP Options have a fifteen-year contractual term. These HSOP Options vested over a three to four-year service period. These awards are subject to the risk of forfeiture until vested by virtue of continued employment or service to the Company.

The following is a summary of stock option activity under the HSOP Plan from December 31, 2025 to March 31, 2026:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2025	6,921,829	$6.64	10.01	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled or forfeited	—	—	—	—
Outstanding as of March 31, 2026	6,921,829	$6.64	9.76	$—
Options exercisable as of March 31, 2026	6,921,829	$6.64	9.76	$—

As shown above, the Company did not grant any new HSOP options during the three months ended March 31, 2026 or 2025. The Company did not record any stock-based compensation expenses related to HSOP options for the three months ended March 31, 2026 or 2025.

As of March 31, 2026, there was no unrecognized compensation cost related to any unvested HSOP options.

Subsidiary Equity Incentive Plans

Certain controlled subsidiaries of the Company adopted their own equity incentive plans (each, an “EIP”). Each EIP is generally structured so that the applicable subsidiary, and its affiliates’ employees, directors, officers and consultants are eligible to receive non-qualified and incentive stock options and restricted stock unit awards under their respective EIP. Standard option grants have time-based vesting requirements, generally vesting over a period of four years with a contractual term of ten years. Such time-based stock options use the Black-Scholes option pricing model to determine grant date fair value.

For the three months ended March 31, 2026 and 2025, the Company recorded stock-based compensation expense related to EIP options of an immaterial amount.

As of March 31, 2026, there was $0.2 million of total unrecognized stock-based compensation expense related to unvested EIP awards to employees and non-employee directors expected to be recognized over a weighted-average period of approximately 3.06 years.

Stock-Based Compensation

Stock-based compensation expense is allocated to either research and development or general and administrative expense in the unaudited condensed consolidated statements of operations in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified, as applicable.

The following tables summarize the total stock-based compensation expense by function for the three months ended March 31, 2026, which includes expense related to stock options and restricted stock unit awards (in thousands):

	Three months ended March 31, 2026
	2020 and 2021 Incentive Plans	Other Subsidiary Equity Plans	Total
Research and development	$2,103	$8	$2,111
General and administrative	3,330	7	3,337
Total stock-based compensation expense	$5,433	$15	$5,448

	Three months ended March 31, 2025
	2020 and 2021 Incentive Plans	Other Subsidiary Equity Plans	Total
Research and development	$962	$4	$966
General and administrative	2,389	—	2,389
Total stock-based compensation expense	$3,351	$4	$3,355

17. Income Taxes

The Company records its quarterly income tax expense by utilizing an estimated annual effective tax rate applied to its period to date earnings as adjusted for any discrete items arising during the quarter. The tax effects for discrete items are recorded in the period in which they occur. For the three months ended March 31, 2026 and 2025, the Company recorded an immaterial amount and $0.2 million of income tax expense, respectively. The income tax expense recorded for the three months ended March 31, 2026 relates to the Company’s subsidiaries in the United Kingdom, Germany, and Canada and was driven primarily driven by discrete tax expenses related to stock compensation. The primary difference between the effective tax rate and the statutory tax rate relates to the income tax treatment of stock compensation expense, which impacts the current and overall tax expense due to the applicable valuation allowance. The Company continues to maintain a full valuation allowance against its deferred tax assets.

18. Net Loss Per Share

Basic and diluted net loss per share attributable to atai stockholders were calculated as follows (in thousands, except share and per share data):

	For the three months ended March 31,
	2026	2025
Basic and Diluted EPS
Numerator:
Net loss	$(29,802)	$(26,465)
Net loss attributable to noncontrolling interests	(20)	(34)
Net loss attributable to AtaiBeckley Inc. stockholders - basic and diluted	$(29,782)	$(26,431)
Denominator:
Weighted average common stock outstanding attributable to AtaiBeckley Inc. stockholders - basic and diluted	357,421,528	176,271,176
Net loss per share attributable to AtaiBeckley Inc. stockholders - basic and diluted	$(0.08)	$(0.15)

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

The following also represents the maximum amount of outstanding stock of potentially dilutive securities that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

Potentially dilutive securities to the Company’s common stock:

	As of March 31,
	2026	2025
Options to purchase common stock	53,124,910	45,429,898
HSOP options to purchase common stock	6,921,829	6,921,829
Short-term convertible promissory notes - related parties	—	2,367,200
Short-term convertible promissory notes	—	3,818,704
Pre-funded warrants	10,877,216	—
Restricted stock units subject to lock-up	5,351,447	—
Unvested restricted stock units	4,976,843	—
	81,252,245	58,537,631

19. Commitments and Contingencies

Research and Development Agreements

The Company may enter into contracts in the normal course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies and with other vendors for preclinical studies, supplies and other services and products for operating purposes.

Indemnification

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to vendors, lessors, business partners, non-executive board members, officers and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company, negligence or willful misconduct of the Company, violations of law by the Company, or intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with our non-employee directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as non-employee directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus, there are no claims that the Company is aware of that could have a material effect on the Company’s consolidated financial statements.

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

20. License Agreements

Rizafilm LLC License and Supply Agreement

As described in Note 3, Revenue, in January 2025, the Company, through its wholly-owned subsidiary Nualtis, entered into an APA and a Supply Agreement with Rizafilm. Under the APA, Nualtis sold licensing and intellectual property rights of Nualtis's oral thin film technology and under the Supply Agreement, subject to approval by the FDA, Nualtis will serve as the sole manufacturer of Rizafilm's products over a five year term with an automatic renewal option for an additional five years unless either party provides sufficient written notice.

During the three months ended March 31, 2026 and 2025, the Company recognized $0.2 million and $0.2 million, respectively, of license revenue pursuant to the APA.

Psilera Acquisition

In February 2025, the Company entered into an Intellectual Property Assignment & License Agreement with Psilera, Inc. (“Psilera”) under which the Company has acquired Psilera's dimethyltryptamine (“DMT”) patent portfolio, including all granted and pending patents related to DMT and other related psychedelics. In return, the Company paid Psilera an upfront fee of $0.8 million upon execution of the agreement and may also be required to pay Psilera additional consideration upon the achievement of certain regulatory and sales milestones, in addition to certain sales-based royalties over a ten-year period. The Company determined that the transaction was an asset acquisition under ASC 805 and recognized the upfront fee of $0.8 million as research and development expenses in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2025.

The Company has determined the regulatory and sales milestones meet the requirements of contingent consideration acquired via an asset acquisition. The Company has elected the practical expedient under FASB's Statement 141 for the accounting of the regulatory and sales milestones. Under this guidance, the contingent consideration will be recorded once the contingencies are resolved and the consideration is issued or becomes issuable. In August 2025, Psilera achieved a milestone related to the grant of certain patents by the United States Patent Office. Upon completion of the milestone, the Company paid Psilera $2.3 million. The Company may be required to pay Psilera up to an additional $80.0 million upon the completion of certain sales milestones.

During the three months ended March 31, 2026, the Company did not make any other payments to Psilera in connection with the Psilera Agreement. Additionally, as of March 31, 2026, the Company did not record any contingent liabilities in connection with the Psilera Agreement.

21. Related Party Transactions

atai Formation

In connection with the formation of atai in 2018, the Company entered into a series of transactions with its shareholders Apeiron Investment Group Ltd. (“Apeiron”), the family office of Christian Angermayer, Co-Founder and Chairman of the Company, among other shareholders, contributed their investments in COMPASS, Innoplexus and Juvenescence Ltd. to the Company in exchange for the Company's common stock of equivalent value. Apeiron is the family office of the Company’s co-founder who owns 15.1% and 15.2% of the outstanding common stock in the Company as of March 31, 2026 and December 31, 2025, respectively.

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

In June 2025, the Company granted to Mr. Angermayer in further consideration of his continued service as a consultant and other valuable consideration (i) an option to purchase 337,686 shares of common stock of the Company that will vest with respect to 131,698 shares subject to the option based on the Company’s standard four year vesting schedule and with respect to 205,988 shares subject to the option based on the Company achieving certain asset value goals by December 31, 2026 and continued service with the Company through such date, and (ii) an option to purchase 292,500 shares that will vest based on the Company achieving certain asset value goals by December 31, 2026 and continued service with the Company through such date.

For the three months ended March 31, 2026 and 2025, the Company recognized $0.3 million and $0.1 million, respectively, of stock-based compensation included in general and administrative expense in its unaudited condensed consolidated statements of operations related to Mr. Angermayer’s consulting agreement.

For the three months ended March 31, 2026 and 2025, the Company recognized an immaterial amount of stock-based compensation included in general and administrative expense in its unaudited condensed consolidated statements of operations related to Mr. Angermayer's service as Chairman of the board.

Amandala Neuro Limited Notes Receivable

As described in Note 7, Notes Receivable, upon the acquisition and consolidation of Beckley Psytech in November 2025, the Company recognized $1.5 million of notes receivable from Amandala, in which the Company owns approximately 33.7%.

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

The Company determined that, under ASU 2025-10, the NIDA grant received is a grant related to income. The Company recognizes the grant systematically through earnings as the Company determined that it is probable the Company will comply with the conditions of the grant and that the government grant will be received. Accordingly, the Company recognizes qualifying research and development expenditures under the NIDA grant as a reduction in Research and development expense in the statement of operations. For the three months ended March 31, 2026, the Company recognized $0.6 million in qualifying Research and development expenditures, which has been recorded as a reduction in Research and development expense in the unaudited condensed statement of operations.

For the three months ended March 31, 2026, the Company received $0.6 million of reimbursements from the NIDA and recognized a grant receivable of $0.4 million in Prepaid expenses and other current assets in its unaudited condensed consolidated balance sheets as of March 31, 2026.

23. Defined Contribution Plan

The Company has a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their annual compensation. Employees may make contributions by having the Company withhold a percentage of their salary up to the Internal Revenue Service annual limit. For the three months ended March 31, 2026 and 2025, the Company recognized $0.1 million and $0.1 million, respectively, of related compensation expense.

24. Corporate Restructuring

2025 Restructuring

In March 2025 and November 2025, the Company eliminated approximately 25% and 10%, respectively, of its global workforce as part of a restructuring initiative in order to reduce operational costs and extend the Company's cash runway.

Restructuring expense related to the March 2025 workforce reduction was incurred primarily during the three months ended March 31, 2025, resulting in $1.1 million of restructuring expense, which consisted of $1.1 million of cash expenditures for severance and other employee separation-related costs and an immaterial amount of stock-based compensation expense. Of the restructuring expense, for the three months ended March 31, 2025, $0.4 million and $0.7 million were recorded in research and development expenses and general and administrative expenses, respectively, in the unaudited condensed consolidated statement of operations. There was no remaining restructuring liability related to the March 2025 restructuring as of December 31, 2025.

Restructuring expense related to the November 2025 workforce reduction was incurred primarily during the three months ended December 31, 2025, resulting in $1.8 million of restructuring expense, which consisted entirely of cash expenditures for severance and other employee separation-related costs. Of the restructuring expense, for the three months ended December 31, 2025, $0.6 million and $1.2 million were recorded in research and development expenses and general and administrative expenses, respectively, in the unaudited condensed consolidated statement of operations. The restructuring liability related to the November 2025 restructuring was an immaterial amount as of March 31, 2026 and $0.3 million as of December 31, 2025.

A reconciliation of the restructuring accrual and related payments for the three months ended March 31, 2026 is as follows (in thousands):

March 31, 2026
Restructuring accrual as of December 31, 2025	$298
Cash payments of restructuring liabilities	(286)
Ending restructuring liability	$12

A reconciliation of the restructuring charges and related payments for the three months ended March 31, 2025 is as follows (in thousands):

March 31, 2025
Restructuring accrual as of December 31, 2024	$—
Restructuring costs expensed during the period	1,098
Non-cash impact of stock-based compensation	(35)
Ending restructuring liability	$1,063

25. Segment Reporting

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

The Company's primary operations are located in the United States, United Kingdom, Germany, and Canada. The measure of segment assets is reported on the Company's consolidated balance sheets as total assets. Refer to Note 10, Property and Equipment, for more information regarding the Company's property and equipment assets by geographic region.

The Company has not generated any revenues to date from the sale of its product candidates and does not anticipate generating any revenues from the sale of its product candidates unless and until it successfully completes development and obtains regulatory approval to market its product candidates. The Company does recognize revenue through its licenses of intellectual property and development agreements. Refer to Notes 3, Revenue, and 20, License Agreements, for more information.

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

The Company's reportable segment net loss, including significant segment expenses, for the three months ended March 31, 2026 and 2025 consisted of the following (in thousands):

	For the three months ended March 31,
	2026	2025
License revenue	$202	$202
Research and development services revenue	752	1,353
Total revenue	$954	$1,555
Research and Development
BPL-003	2,472	—
VLS-01	5,510	2,341
EMP-01	1,667	370
Discovery (Non-hallucinogenic)	206	354
Other programs(i)	518	3,222
Personnel and employee-related expenses(ii)	4,162	2,902
Non-cash share-based compensation expense	2,117	962
Depreciation and Amortization	154	58
Other Expenses(iii)	608	1,119
General and Administrative
Personnel and employee-related expenses(ii)	3,010	3,325
Non-cash share-based compensation expense	3,349	2,385
Accounting and Tax Fees	1,612	1,107
Legal & Intellectual Property Fees	3,879	1,939
Insurance	450	422
Depreciation and Amortization	34	158
Other Expenses(iii)	2,108	1,261
Interest income	78	186
Interest expense	—	(900)
Other segment items(iv)	1,021	(5,381)
Segment and consolidated net loss	$(29,802)	$(26,465)

(i) Includes direct expenses related to RL-007, PCN-101, RLS-01, EGX-121, Nualtis, enabling technologies, and other discovery programs.
(ii) Includes labor, benefits, and personnel-based restructuring expenses.
(iii) Includes professional consulting services, facilities costs, technology and communication costs, and other general and administrative costs.
(iv) Includes benefit from research and development tax credits, change in fair value of assets and liabilities, net, change in fair value of digital assets, foreign exchange gains (losses), net, other income, net, and provision for income taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included in this Quarterly Report and our audited consolidated financial statements and related notes thereto for the year ended December 31, 2025, included in our Form 10-K (the “Annual Report”) filed with the SEC on March 6, 2026. This discussion contains forward-looking statements based upon current plans, expectations, and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” in our Annual Report as may be updated from time to time in our other filings with the SEC.

Business Overview

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

On December 30, 2025, as part of the previously announced plan to change our corporate domicile from the Netherlands to the United States via Luxembourg (the “Redomiciliation Transaction”), as approved by our shareholders, we merged with and into atai Life Sciences Luxembourg S.A., a Luxembourg public limited liability company (“atai LuxCo”), which then immediately consummated the conversion of atai LuxCo into a corporation incorporated under the laws of the State of Delaware under the name AtaiBeckley Inc. As a result of the Redomiciliation Transaction, AtaiBeckley Inc. became the successor issuer to Atai Beckley N.V. pursuant to Rule 12g‑3(a) under the Exchange Act.

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
•
VLS-01: Dimethyltryptamine (“DMT”) buccal film for TRD;
•
EMP-01: Oral R-enantiomer of 3,4-methylenedioxy-methamphetamine (“R-MDMA”) for social anxiety disorder (“SAD”); and
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

Our Pipeline

Our pipeline includes wholly owned psychedelic-based product candidates across multiple neuropsychiatric indications, including depression and anxiety. The table below summarizes the status of our core product candidate portfolio, as of the date of this Quarterly Report.

The following details our psychedelic and non-psychedelic programs, recent advancements in our ongoing clinical trials and upcoming milestones:

BPL-003: Mebufotenin benzoate nasal spray for TRD

•
On track to initiate Phase 3 program in Q2 2026, following successful End-of-Phase 2 meeting with the Food and Drug Administration and incorporating regulatory feedback into a registrational Phase 3 design
•
Phase 3 program consists of two pivotal studies:
•
ReConnection‑1 (approximately 350 patients)
•
ReConnection‑2 (approximately 230 patients)
•
Primary endpoint: change from baseline in MADRS total score at Week 4
•
Both studies include a 52‑week open‑label extension, allowing individualized 8mg BPL-003 retreatment at 8-week or 12-week intervals with the aim of maintaining remission and evaluating durability and longer‑term safety
•
Phase 2a Part 4 (two‑dose induction and SSRIs) cohort initial data on track for Q4 2026

VLS-01: DMT buccal film for TRD

•
Elumina Phase 2 study progressing as planned, with topline results anticipated in Q4 2026

EMP-01: Oral R-MDMA for SAD

•
Phase 2a results demonstrated clinically meaningful and consistent improvements across clinician-rated symptoms, patient-reported experience, and real-world behavioral outcomes, providing further evidence of EMP‑01’s therapeutic potential in SAD

Components of Our Results of Operations

Revenue

We have not and do not expect to generate any revenue from the sale of our core psychedelic product candidates or non-psychedelic product candidates unless and until such time that these product candidates have advanced through clinical development and regulatory approval, if ever. We expect that any revenue we may generate, if at all, will fluctuate from year-to-year as a result of the timing and amount of payments relating to such services and milestones and the extent to which any of our products are approved and successfully commercialized. Our ability to generate future revenues will also depend on our ability to complete preclinical and clinical development of product candidates or obtain regulatory approval for them.

License revenue

Nualtis Corp. (“Nualtis”), a wholly owned subsidiary, is a drug delivery company focused on the development and manufacturing of novel oral thin film products for the pharmaceutical market and for our development candidate, VLS-01. As a full service contract development and manufacturing organization, Nualtis offers services that include pharmaceutical research and development and the manufacturing of pharmaceutical products by leveraging its proprietary drug delivery technologies. Nualtis recognizes license revenue from the use of its proprietary drug delivery technologies in its customers' products.

Research and development services revenue

Nualtis also recognizes revenue from various research and development agreements. In these agreements, Nualtis is responsible for performing research and development services for customers interested in leveraging Nualtis's novel oral thin film technology for drug delivery. Many of these agreements provide Nualtis either the option or the right to serve as the sole manufacturer of these drugs upon regulatory approval.

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

Research and development costs, are expensed as incurred, with reimbursements of such amounts being recognized as revenue. We account for non-refundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been received. Qualifying research and development expenditures reimbursements under government grants are netted against research and development expenses as incurred.

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

Other income (expense), net

Interest income

Interest income consists of interest earned on cash balances held in interest-bearing accounts. We expect that our interest income will fluctuate based on the timing and ability to raise additional funds as well as the amount of expenditures for the research and development of our product candidates and ongoing business operations.

Interest expense

Interest expense consists of interest expense incurred in connection with our 2022 term loan facility with Hercules Capital, Inc., which was terminated in May 2025.

Benefit from research and development tax credits

Benefit from research and development tax credits consists of tax credits received in Australia, Canada, and the United Kingdom. Qualifying expenditures include employment costs for research staff, consumables, and relevant, permitted CRO costs incurred as part of research projects.

Change in fair value of assets and liabilities, net:

The Company carries various assets and liabilities at fair value and subsequent remeasurements are recorded as a Change in fair value of assets and liabilities, net as a component of Other income (expense), net. Assets held at fair value include securities held at fair value and investments held at fair value. Liabilities held at fair value include convertible promissory notes, contingent considerations, derivative liability, and pre-funded warrant liabilities. The components of change in fair value of assets and liabilities, net include:

Change in fair value of securities carried at fair value

Change in fair value of securities consists of changes in fair value of our available for sale securities for which we have elected the fair value option.

Change in fair value of other investments held at fair value

Change in fair value of other current investment held at fair value consists of subsequent remeasurements of our investment in COMPASS Pathways plc (“COMPASS”), for which we have elected the fair value option, as well as additional contingent warrants held with Beckley Psytech prior to our acquisition of Beckley Psytech in November 2025.

Change in fair value of short-term convertible promissory notes and derivative liability - related party

Change in fair value of short-term convertible promissory notes and derivative liability consists of subsequent remeasurements of certain convertible notes issued in 2020 to a related party prior to their conversion in September 2025.

Change in fair value of short-term convertible promissory notes and derivative liability

Change in fair value of short-term convertible promissory notes and derivative liability consists of subsequent remeasurements of certain convertible notes issued in 2020 prior to their conversion in September 2025.

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

Other income, net

Other income, net consists principally of the changes in the carrying values of our assets.

Provision for income taxes

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

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests consists of the portion of net loss that is allocated to the noncontrolling interests of certain consolidated variable interest entities (“VIEs”). Net losses in consolidated VIEs are attributed to noncontrolling interests considering the liquidation preferences of the different classes of equity held by the shareholders in the VIE and their respective interests in the net assets of the consolidated VIE in the event of liquidation, and their pro rata ownership. Changes in the amount of net loss attributable to noncontrolling interests are directly impacted by changes in the net loss of our VIEs and our ownership percentage changes.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025 (unaudited)

	For the three months ended March 31,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
License revenue	$202	$202	$—	—
Research and development services revenue	752	1,353	(601)	(44%)
Total revenue	$954	$1,555	$(601)	(39%)
Operating expenses:
Research and development	17,414	11,328	6,086	54%
General and administrative	14,441	10,597	3,844	36%
Total operating expenses	31,855	21,925	9,930	45%
Loss from operations	(30,901)	(20,370)	(10,531)	52%
Other income (expense), net:
Interest income	78	186	(108)	(58%)
Interest expense	—	(900)	900	(100%)
Benefit from research and development tax credits	742	28	714	2550%
Change in fair value of assets and liabilities, net	2,591	(5,497)	8,088	(147%)
Change in fair value of digital assets, net	(1,970)	(212)	(1,758)	829%
Foreign exchange gain (loss), net	(409)	456	(865)	(190%)
Other income, net	87	—	87	100%
Total other income (expense), net	1,119	(5,939)	7,058	(119%)
Net loss before income taxes	(29,782)	(26,309)	(3,473)	13%
Provision for income taxes	(20)	(156)	136	(87%)
Net loss	$(29,802)	$(26,465)	$(3,337)	13%
Net loss attributable to noncontrolling interests	(20)	(34)	14	(41%)
Net loss attributable to AtaiBeckley Inc. stockholders	$(29,782)	$(26,431)	$(3,351)	13%

Revenue

License Revenue

We recognized $0.2 million and $0.2 million of license revenue for the three months ended March 31, 2026 and 2025, respectively, related to Nualtis's license agreements with Rizafilm LLC.

Research and Development Services Revenue

We recognized $0.8 million and $1.4 million of research and development services revenue for the three months ended March 31, 2026 and 2025, respectively, related to certain research and development services performed by Nualtis for its customers.

Operating expenses

Research and Development Expenses

The table and discussion below present research and development expenses for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Direct research and development expenses by program:
BPL-003	$2,472	$—	$2,472	100%
VLS-01	5,510	2,341	3,169	135%
EMP-01	1,667	370	1,297	351%
Discovery	206	354	(148)	(42%)
Other Programs	518	3,222	(2,704)	(84%)
Unallocated research and development expenses:
Personnel expenses	6,279	3,863	2,416	63%
Professional and consulting services	92	121	(29)	(24%)
Rent and facilities related costs	240	176	64	36%
Depreciation and amortization	154	58	96	166%
Other	276	823	(547)	(66%)
Total research and development expenses	$17,414	$11,328	$6,086	54%

Research and development expenses were $17.4 million for the three months ended March 31, 2026, compared to $11.3 million for the three months ended March 31, 2025. The increase of $6.1 million was primarily attributable to a $4.1 million net increase in our program’s direct costs as discussed below, a $2.4 million increase in personnel expenses (inclusive of a $1.2 million increase in stock-based compensation and a $0.4 million decrease in restructuring charges) primarily driven by increased headcount following our strategic combination with Beckley Psytech in November 2025, a $0.1 million increase in facility related costs, and a $0.1 million increase in depreciation expense. The increase was partially offset by a $0.6 million decrease in other expenses and professional and consulting services, which is driven by a $0.8 million milestone payment to Psilera, Inc. (“Psilera”) in February 2025 pursuant to an intellectual property assignment and license agreement.

BPL-003: Mebufotenin for TRD

The costs attributed to BPL-003 represent direct costs related to the ongoing development activities of BPL-003 and preparation for our 12-week, double-blind, placebo-controlled Phase 3 clinical trials, ReConnection-1 and ReConnection-2 , which is expected to initiate in the second quarter of 2026. Direct costs include $1.9 million of clinical development and related costs, $0.5 million of manufacturing costs, and $0.1 million of preclinical development costs.

VLS-01: DMT for TRD

The $3.2 million net increase in direct costs for our VLS-01 program was primarily due to a $2.6 million increase in clinical development and related costs for our Elumina trial, the randomized, double-blind, placebo-controlled Phase 2 clinical trial of VLS-01, a $0.4 million increase in related manufacturing costs, and a $0.2 million increase in preclinical development costs.

EMP-01: MDMA for SAD

The $1.3 million increase in direct costs for our EMP-01 program was primarily due to a $0.7 million net increase in clinical development costs relating to our exploratory, randomized, double-blind, placebo-controlled Phase 2 study in the United Kingdom to assess the safety, tolerability and efficacy of EMP-01, $0.5 million of increased manufacturing costs, and $0.1 million increase in preclinical development costs.

Discovery

The $0.1 million net decrease in discovery costs was primarily due to a $0.6 million reduction in our research and development expenses related to our discovery program as certain expenses qualified for reimbursement under our National Health Institute grant, partially offset by $0.5 million increase in preclinical development costs related to our novel 5-HT2A receptor agonists.

Other Programs

The $2.7 million decrease in direct costs for our other programs was primarily due to a $1.9 million decrease in direct costs for our RL-007 program as a result of a decrease in clinical development and related costs for our Phase 2b clinical trial for RL-007 in cognitive impairment associated with schizophrenia. The decrease also includes a $0.6 million decrease in our IBX-210 program and a $0.2 million decrease in direct costs incurred by Nualtis.

General and Administrative Expenses

General and administrative expenses were $14.4 million for the three months ended March 31, 2026 compared to $10.6 million for the three months ended March 31, 2025. The $3.8 million increase was largely attributable to a $3.2 million increase in legal, intellectual property, and professional service expenses, and a $0.6 million increase in personnel costs (inclusive of a $1.0 million increase in stock-based compensation and a $0.7 million decrease in restructuring charges).

Other income (expense), net

Interest income

Interest income for the three months ended March 31, 2026 and 2025 primarily consisted of interest earned on our cash balances. We recognized interest income of $0.1 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.

Interest expense

We did not recognize interest expense for the three months ended March 31, 2026. We recognized $0.9 million of interest expense for the three months ended March 31, 2025, which consisted of interest expense incurred in connection with our 2022 term loan facility that was terminated in May 2025.

Benefit from research and development tax credits

We recognized, in total, a $0.7 million research and development tax credit from tax authorities in Canada, Australia, and the United Kingdom for the three months ended March 31, 2026. We recognized an immaterial amount of research and development tax credit from tax authorities in Canada for the three months ended March 31, 2025.

Change in fair value of assets and liabilities, net:

Changes in fair value of assets and liabilities, net consisted of the following for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
	2026	2025
Change on fair value of securities carried at fair value	$1,608	$460
Change in fair value of other investments held at fair value	(4,999)	(5,834)
Change in fair value of short-term convertible promissory notes - related party	—	(50)
Change in fair value of short-term convertible promissory notes	—	(73)
Change in fair value of pre-funded warrant liabilities	5,982	—
Change in fair value of assets and liabilities, net	$2,591	$(5,497)

Change in fair value of digital assets, net

We recognized a $2.0 million and a $0.2 million loss, respectively, for the three months ended March 31, 2026 and 2025 related to the change in fair value of our digital assets.

Foreign exchange gain (loss), net

We recognized a $0.4 million loss related to foreign currency exchange rates for the three months ended March 31, 2026 and a $0.5 million gain related to foreign currency exchange rates for the three months ended March 31, 2025. This was due to the impact of fluctuations in the foreign currency exchange rate between the Euro, Pound Sterling, and the U.S. dollar on our foreign denominated balances.

Other income, net

We recognized $0.1 million of Other income, net for the three months ended March 31, 2026, which is driven by the change in our expected credit loss for certain notes receivable we hold with Amandala Neuro Limited. We did not recognize any Other income, net for the three months ended March 31, 2025.

Provision for income taxes

We incurred an immaterial amount and a $0.2 million provision for income tax expense for the three months ended March 31, 2026 and 2025, respectively. Our current income tax expense relates to tax expense of subsidiaries in the United States and the United Kingdom. We recognized no deferred tax expense for three months ended March 31, 2026 and 2025, respectively. Given our early-stage development and lack of prior earnings history, we have a full valuation allowance primarily related to U.S. and foreign tax loss carryforwards, capitalized research and experimental costs, and stock-based compensation timing differences that we consider more-likely-than-not not to be realized.

Liquidity and Capital Resources

Overview

For the three months ended March 31, 2026 and 2025, we had net losses attributable to our stockholders of $29.8 million and $26.4 million, respectively. As of March 31, 2026 and December 31, 2025, our accumulated deficit was $1.4 billion and $1.4 billion, respectively. We expect to continue to incur losses and operating cash outflows for the foreseeable future as we continue working towards commercializing any of our product candidates. Our primary sources of liquidity are our cash and cash equivalents, short-term securities, investments, digital assets and sales of common stock. We maintain cash balances with financial institutions in excess of insured limits.

Our primary requirements for liquidity and capital are clinical trial costs, manufacturing costs, nonclinical and other research and development costs, funding of strategic investments (including integration process from our strategic combination with Beckley Psytech), public company compliance costs and general corporate needs. Because our product candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability.

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

Sources of Liquidity

Investments

A potential source of non-dilutive funding resides in our investment in COMPASS's ADS, subject to market conditions. Based on quoted market prices, the market value of our ownership in COMPASS was $20.9 million as of March 31, 2026.

Digital Assets

A potential source of non-dilutive funding resides in our investment in digital assets, subject to market conditions, volatility, and price fluctuations. Based on quoted market prices, the market value of our ownership in Bitcoin was $6.8 million as of March 31, 2026.

ATM Program

On March 6, 2026, we entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which we may issue and sell our common stock from time to time through an “at the market” equity offering program under which Jefferies will act as sales agent. The common stock to be sold pursuant to the Sales Agreement, if any, will be issued pursuant to our registration statement on Form S-3 (File No. 333-294124) and related prospectus supplement contained therein that were filed on March 9, 2026 with the Securities and Exchange Commission. There have been no sales under the Sales Agreement during the three months ended March 31, 2026. See Note 15, Stockholders’ Equity, in the Notes to unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for more information.

Liquidity Risks

As of March 31, 2026, we had cash and cash equivalents of $43.1 million and short-term securities of $166.8 million. We believe our cash, cash equivalents and short-term securities will be sufficient to fund our operations for at least the next twelve months following the date of this Quarterly Report on Form 10-Q, and, based on our current operating plan, we currently estimate that our existing cash, cash equivalents, and short-term securities will be sufficient to fund operations into 2029.

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

Further, our operating plans may change, and we may need additional funds to meet operational needs and capital requirements for clinical trials and other research and development activities. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated product development programs.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2026 and 2025:

	March 31,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(21,090)	$(17,841)
Net cash used in investing activities	(21,653)	(11,014)
Net cash provided by financing activities	821	59,605
Effect of foreign exchange rate changes on cash	(276)	32
Net increase (decrease) in cash, cash equivalents and restricted cash	$(42,198)	$30,782

Net Cash Used in Operating Activities

Net cash used in operating activities was $21.1 million for the three months ended March 31, 2026, which consisted of a net loss of $29.8 million, adjusted by noncash charges and other adjustments of $6.7 million and a net cash inflow of $2.0 million related to the change in operating assets and liabilities. The noncash charges primarily consisted of $5.4 million related to stock-based compensation, $2.0 million noncash loss related to the change in fair value of digital assets, $0.4 million noncash loss related to unrealized foreign exchange revaluation, $0.2 million of depreciation and amortization, and $0.1 million of non-cash lease expense. These losses were partially offset by $1.3 million gain related to the change in fair value of assets and liabilities, net and $0.1 million of other noncash income. The net cash inflow of $2.0 million from the change in operating assets and liabilities were primarily due to a $6.0 million increase in accounts payable and a $0.2 million decrease in prepaid expenses and other assets, which was partially offset by a $4.1 million decrease in accrued liabilities, and an immaterial decrease in deferred revenue.

Net cash used in operating activities was $17.8 million for the three months ended March 31, 2025, which consisted of a net loss of $26.5 million, adjusted by non-cash charges of $10.4 million and a net cash outflow of $1.7 million related to the change in operating assets and liabilities. The non-cash charges primarily consisted of a $5.9 million loss related to the change in fair value of assets and liabilities, net, $3.4 million related to stock-based compensation, $0.2 million of depreciation and amortization, $0.1 million of non-cash lease expense, and $0.1 million related to amortization of debt discount. These losses were partially offset by a $0.5 million non-cash gain related to unrealized foreign exchange revaluation. The net cash outflows of $1.7 million from the change in operating assets and liabilities were primarily due to a $1.3 million decrease in accrued liabilities, a $0.3 million decrease in deferred revenue, and a $0.1 million increase in prepaid expenses and other assets, partially offset by an immaterial increase in accounts payable.

Net Cash Used in Investing Activities

Net cash used in investing activities was $21.7 million for the three months ended March 31, 2026, primarily driven by $31.1 million of cash paid for securities carried at fair value, which was partially offset by $9.5 million of proceeds from the sale of our COMPASS ADS.

Net cash used in investing activities was $11.0 million for the three months ended March 31, 2025, primarily driven by $5.0 million of cash paid for securities at fair value, $5.0 million of cash paid for digital assets, $0.8 million of cash paid for Psilera asset acquisition, and $0.3 million of cash paid for property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.8 million for the three months ended March 31, 2026, driven by $0.8 million in proceeds from stock option exercises.

Net cash provided by financing activities was $59.6 million for the three months ended March 31, 2025, primarily driven by the $59.2 million of net cash proceeds from our February 2025 equity offering and $0.4 million in proceeds from stock option exercises.

Material Cash Requirements from Known Contractual and Other Obligations and Commitments

Our material commitments and obligations were reported in our Annual Report. As of March 31, 2026, there has been no change in our material commitments and obligations that were previously reported in our Annual Report.

Recently Adopted Accounting Pronouncements

See Note 2, Basis of Presentation and Summary of significant Accounting Policies, to our unaudited condensed consolidated financial statements appearing under Part I, Item 1 for more information.

Critical Accounting Policies and Estimates

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Form 10-K and in Note 2, Basis of Presentation and Summary of significant Accounting Policies, to our audited consolidated financial statements included in our Form 10-K. As disclosed in Note 2, Basis of Presentation and Summary of significant Accounting Policies, to our audited consolidated financial statements included in our Form 10-K, the preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. During the period covered by this Quarterly Report, there were no material changes to our critical accounting policies from those discussed in our Form 10-K other than those disclosed in Note 2, Basis of Presentation and Summary of significant Accounting Policies, of this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Interest Rate Sensitivity

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of March 31, 2026 we had cash and cash equivalents of $43.1 million and short-term securities of $166.8 million. We generally hold our cash in interest-bearing demand deposit accounts and short-term securities. Due to the nature of our cash and investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our cash. Our cash is held for working capital purposes. The Company purchases investment grade marketable debt securities which are rated by nationally recognized statistical credit rating organizations in accordance with its investment policy. This policy is designed to minimize the Company's exposure to credit losses and to ensure that the adequate liquidity is maintained at all times to meet anticipated cash flow needs.

Foreign Currency Exchange Risk

Our reporting and functional currency is the U.S. dollar, and the functional currency of our foreign subsidiaries is generally the respective local currency. The assets and liabilities of each of our foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component on the unaudited condensed consolidated statements of comprehensive loss. Equity transactions are translated using historical exchange rates. Expenses are translated using the average exchange rate during the previous month. Gains or losses due to transactions in foreign currencies are included in other expenses, net in our unaudited condensed consolidated statements of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

We are, from time to time, party to various claims and legal proceedings arising in the ordinary course of our business. Given that such proceedings are subject to uncertainty, there can be no assurance that any such legal proceedings, either individually or in the aggregate, will not have a material adverse effect on our business, results of operations, financial condition or cash flows. See Part I, Item I “Financial Statements (Unaudited) – Note 19, Commitments and Contingencies, in this Quarterly Report, which are incorporated herein by reference.

Item lA. Risk Factors.

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this Quarterly Report and in other documents that we file with the SEC, you should carefully consider the factors described in the section titled "Risk Factors" in our Form 10-K. There have been no material changes to the risk factors described in Part I, Item 1A of our Form 10-K. If any of the risk factors described in the Form 10-K actually materializes, our business, financial condition and results of operations could be materially adversely affected. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

a)
Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

b)
Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

c)
Insider trading arrangements and policies.

On March 27, 2026, Gerd Kochendoerfer, the Company’s Chief Operating Officer, entered into a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “Kochendoerfer 10b5-1 Plan”). The Kochendoerfer 10b5-1 Plan provides for the periodic sale of up to 875,000 shares of common stock until September 30, 2027.

Other than the foregoing, during the quarter ended March 31, 2026, no director or “officer” of the Company (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

1.1	Open Market Sale AgreementSM, dated March 6, 2026, between AtaiBeckley Inc. and Jefferies LLC	8-K	001-43037	1.1	3/9/2026

3.1	Certificate of Incorporation of AtaiBeckley Inc.	8-K12B	001-43037	3.1	12/31/2025

3.2	Bylaws of AtaiBeckley Inc., adopted as of December 30, 2025	8-K12B	001-43037	3.2	12/31/2025

10.1	Executive Employment Agreement, dated as of February 18, 2026, by and between ATAI Life Sciences US, Inc. and Michael Faerm	8-K	001-43037	10.1	2/19/2026

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)					*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)					*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents					*

104	Cover page formatted as Inline XBRL and contained in Exhibit 101					*

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AtaiBeckley Inc.

Date: May 12, 2026	By:	/s/ Srinivas Rao
Srinivas Rao
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2026	By:	/s/ Michael Faerm
Michael Faerm
Chief Financial Officer
(Principal Financial Officer)