Form 10-Q
period 2026-06-30
AtaiBeckley Inc.
filed 2026-08-11
CIK 2081043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026 or

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

As of August 7, 2026, the registrant had 370,864,669 shares of common stock, par value $0.01 per share, outstanding.

ATAIBECKLEY INC.

FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Quarterly Report other than statements of historical fact are forward-looking statements, including without limitation statements regarding our pending Merger (as defined below) future operating results and financial position; the success, cost, and timing of development of our product candidates, including the progress of preclinical studies and clinical trials and related milestones; the commercialization of our current product candidates and any other product candidates we may identify and pursue, if approved, including, in the event the Merger is not completed, our ability to successfully build a specialty sales force and commercial infrastructure to market our current product candidates and any other product candidates we may identify and pursue; the timing of and our ability to obtain and maintain regulatory approvals; our business strategy and plans; the ability to generate revenue from any current or future licensing agreements and other strategic arrangements, the sufficiency of our cash and cash equivalents and short-term securities to fund our operations; the value, liquidity and potential use as a source of non-dilutive funding of our digital asset holdings; and the plans and objectives of management for future operations and capital expenditures. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are neither promises nor guarantees, and are subject to a number of important factors that could cause actual results to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements, including without limitation: we are subject to risks associated with our entrance into the Merger Agreement with Lilly and Merger Sub (each as defined below), including the possibility that our stockholders may not approve the adoption of the Merger Agreement; our potential receipt of any competing offers or acquisition proposals; a failure to (or delay in) receiving the required regulatory clearances for the Merger; a condition to closing of the Merger may not be satisfied (or waived); the ability of each party to consummate the Merger; the closing of the Merger might be delayed or not occur at all; the diversion of management time and attention from ongoing business operations and opportunities; the response of competitors to the Merger; the effect of the Merger and the public announcement of the Merger on our operations and our relationships with suppliers, business partners, management and employees, including our ability to attract and retain key personnel; that all or any of the potential milestone payments pursuant to the CVRs (as defined below) will become payable on the terms described herein or at all; the outcome of any legal proceedings that could be instituted against the parties to the Merger; the risks inherent in drug research, development and commercialization; disruption in our plans and operations attributable to the Merger; changes in our business during the period between announcement and closing of the Merger; restrictions on our business operations during the pendency of the Merger; potential conflicts of interest of our directors and executive officers in connection with the Merger; and the effects of the Merger (or the announcement thereof) on our stock price; we are a clinical-stage biotechnology company and have incurred significant losses since our inception, and we expect to incur losses for the foreseeable future and may never be profitable; our limited operating history may make it difficult for you to evaluate the success of our business and to assess our future viability; if we are unable to obtain funding when needed and on acceptable terms, we could be forced to delay, limit or discontinue our product candidate development efforts; raising additional capital, such as through future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, may cause dilution to our shareholders, restrict our operations or require us to relinquish rights to current product candidates or to any future product candidates on unfavorable terms; our product candidates are in preclinical or clinical development, which is a lengthy and expensive process with uncertain outcomes, and we cannot give any assurance that any of our product candidates will be successfully developed and/or receive regulatory approval, which is necessary before they can be commercialized; we may not achieve our publicly announced milestones according to schedule, or at all; we currently rely on qualified healthcare professionals working at third-party clinical trial sites to administer certain of our product candidates in our clinical trials and we expect this to continue upon approval, if any, of our current or future product candidates, and if third-party sites fail to recruit and retain a sufficient number of qualified healthcare professionals or effectively manage their professionals, our business, financial condition and results of operations would be materially harmed; research and development of drugs targeting the central nervous system, or CNS, is particularly difficult, and it can be difficult to predict and understand why a drug has a positive effect on some patients but not others, which may reduce the likelihood our product candidates are ultimately approved and therefore may have a material adverse effect on our business and operating results; the production and sale of our product candidates may be considered illegal or may otherwise be restricted due to the use of controlled substances, which may also have consequences for the legality of investments from foreign jurisdictions and therefore we may not be successful in commercializing our product candidates in such jurisdictions, which will adversely affect our business, financial condition and results of operations; we face significant competition in an environment of rapid technological and scientific change, and there is a possibility that our competitors may achieve regulatory approval before we do or develop therapies that are safer, more advanced or more effective than ours, which may negatively impact our ability to successfully market or commercialize any product candidates we may develop and ultimately harm our financial condition; we rely on third parties to assist in conducting our clinical trials and some aspects of our research and preclinical testing, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research, or testing; if we are unable to obtain and maintain sufficient intellectual property protection for our existing product candidates or any other product candidates that we may identify, or if the scope of the intellectual property protection we currently have or obtain in the future is not sufficiently broad, our competitors could develop and commercialize product candidates similar or identical to ours, and our ability to successfully commercialize our existing product candidates and any other product candidates that we may pursue may be impaired; third parties may claim that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and may prevent or delay our development and commercialization efforts; our business is subject to global financial and economic conditions and geopolitical events, including overall market volatility in the global financial markets, as well as political, trade and regulatory developments; our business is subject to economic, political, regulatory and other risks associated with international operations; our future success depends on our ability to retain key employees, directors, consultants and advisors and to attract, retain and motivate qualified personnel; a pandemic, epidemic, or outbreak of an infectious disease may materially and adversely affect our business, including our preclinical studies, clinical trials, trial sites, third parties on whom we rely, our supply chain, our ability to raise capital, our ability to conduct regular business and our financial results; if we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired, and other risks, uncertainties, and assumptions described under “Risk Factors” in Item 1A of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”).

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

GENERAL

Unless the context otherwise requires, all references in this Quarterly Report to “we,” “us,” “our,” “atai” or the “Company” refer to ATAI Life Sciences N.V and its consolidated subsidiaries prior to the consummation of the strategic combination with Beckley Psytech Limited (the “Beckley Psytech Acquisition”), to Atai Beckley N.V. and its consolidated subsidiaries after the consummation of the Beckley Psytech Acquisition and prior to the Redomiciliation Transaction (as defined below) and to AtaiBeckley Inc. and its consolidated subsidiaries after the consummation of the Redomiciliation Transaction. In addition, “AtaiBeckley” refers to AtaiBeckley Inc. and its consolidated subsidiaries after the consummation of the Redomiciliation Transaction. References to "Quarterly Report" herein refer to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 and references to “Form 10-K” and “Annual Report” herein refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

We may announce material business and financial information to our investors using our investor relations website at ir.ataibeckley.com. We therefore encourage investors and others interested in AtaiBeckley to review the information that we make available on our website, in addition to following our filings with the SEC, webcasts, press releases and conference calls. Information contained on our website is not incorporated into, and does not form a part of, this Quarterly Report.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ATAIBECKLEY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2026	2025

Assets
Current assets:
Cash and cash equivalents	$168,807	$85,300
Securities carried at fair value	23,041	135,351
Other current investments held at fair value	33,960	35,389
Prepaid expenses and other current assets	18,941	19,644
Total current assets	244,749	275,684
Property and equipment, net	1,946	2,166
Operating lease right-of-use assets, net	1,703	1,846
Intangible assets, net	2,701	2,851
Goodwill	331	331
Digital assets	5,861	8,735
Other assets	7,502	1,110
Total assets	$264,793	$292,723
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,493	$4,906
Accrued liabilities	13,668	14,168
Current portion of lease liabilities	314	271
Deferred revenue	632	1,524
Other current liabilities	2,425	2,610
Total current liabilities	28,532	23,479
Contingent consideration liability - related party	104	104
Contingent consideration liabilities	205	205
Noncurrent portion of lease liabilities	1,571	1,801
Pre-funded warrant liabilities	57,214	44,379
Other liabilities	730	754
Total liabilities	$88,356	$70,722
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, $0.01 par value, 37,500,000 and zero shares authorized at June 30, 2026 and December 31, 2025, respectively; no shares issued or outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value at June 30, 2026 and December 31, 2025, respectively; 750,000,000 shares authorized at June 30, 2026 and December 31, 2025, respectively; 369,214,760 and 363,280,522 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	3,692	3,633
Additional paid-in capital	1,615,706	1,599,421
Accumulated other comprehensive loss	(20,472)	(20,926)
Accumulated deficit	(1,422,560)	(1,360,254)
Total stockholders’ equity attributable to AtaiBeckley Inc. stockholders	176,366	221,874
Noncontrolling interests	71	127
Total stockholders’ equity	176,437	222,001
Total liabilities and stockholders’ equity	$264,793	$292,723

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

ATAIBECKLEY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
License revenue	$437	$—	$638	$202
Research and development services revenue	1,267	719	2,019	2,072
Total revenue	1,704	719	2,657	2,274
Operating expenses:
Research and development	28,074	11,092	45,488	22,420
General and administrative	17,771	14,900	32,213	25,497
Total operating expenses	45,845	25,992	77,701	47,917
Loss from operations	(44,141)	(25,273)	(75,044)	(45,643)
Other income (expense), net:
Interest income	79	248	157	434
Interest expense	—	(264)	—	(1,164)
Benefit from research and development tax credits	2,419	28	3,160	56
Change in fair value of assets and liabilities, net	10,039	(7,005)	12,630	(12,502)
Gain on other investments	—	3,794	—	3,794
Change in fair value of digital assets, net	(904)	1,428	(2,873)	1,216
Loss on extinguishment of debt	—	(1,317)	—	(1,317)
Foreign exchange gain (loss), net	(52)	1,460	(460)	1,916
Other income (expense), net	76	(752)	165	(752)
Total other income (expense), net:	11,657	(2,380)	12,779	(8,319)
Net loss before income taxes	(32,484)	(27,653)	(62,265)	(53,962)
Provision for income taxes	(64)	(93)	(85)	(249)
Net loss	(32,548)	(27,746)	(62,350)	(54,211)
Net loss attributable to noncontrolling interests	(24)	(17)	(44)	(51)
Net loss attributable to AtaiBeckley Inc. stockholders	$(32,524)	$(27,729)	$(62,306)	$(54,160)
Net loss per share attributable to AtaiBeckley Inc. stockholders — basic and diluted	$(0.09)	$(0.14)	$(0.17)	$(0.29)
Weighted average shares of common stock outstanding attributable to AtaiBeckley Inc. stockholders — basic and diluted	360,753,298	196,563,699	359,096,616	186,473,494

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

ATAIBECKLEY INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Net loss	$(32,548)	$(27,746)	$(62,350)	$(54,211)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	132	(1,780)	454	(2,462)
Comprehensive loss	$(32,415)	$(29,526)	$(61,896)	$(56,673)
Net loss attributable to noncontrolling interests	(24)	(17)	(44)	(51)
Foreign currency translation adjustments, net of tax attributable to noncontrolling interests	(2)	(17)	(13)	(19)
Comprehensive loss attributable to noncontrolling interests	(25)	(34)	(56)	(70)
Comprehensive loss attributable to AtaiBeckley Inc. stockholders	$(32,390)	$(29,492)	$(61,839)	$(56,603)

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

ATAIBECKLEY INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

(unaudited)

						Total
				Accumulated		Stockholders’
			Additional	Other		Equity Attributable to		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	AtaiBeckley Inc.	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Stockholders	Interests	Equity
Balances at December 31, 2024	167,959,752	$18,785	$816,185	$(18,466)	$(700,207)	$116,297	$257	$116,554
Issuance of common stock upon exercise of stock options	627,655	67	330	—	—	397	—	397
Issuance of common stock upon restricted stock units vest	1,069,057	118	(118)	—	—	—	—	—
Issuance of common stock, net of issuance costs of $4.1 million	30,119,048	3,151	55,966	—	—	59,117	—	59,117
Stock-based compensation expense	—	—	3,355	—	—	3,355	—	3,355
Foreign currency translation adjustment, net of tax	—	—	—	(682)	—	(682)	(2)	(684)
Net loss	—	—	—	—	(26,431)	(26,431)	(34)	(26,465)
Balances at March 31, 2025	199,775,512	$22,121	$875,718	$(19,148)	$(726,638)	$152,053	$221	$152,274
Issuance of common stock upon exercise of stock options	2,475,744	285	950	—	—	1,235	—	1,235
Issuance of common stock, net of issuance costs of $1.1 million	9,993,341	1,141	16,132	—		17,273	—	17,273
Stock-based compensation expense	—		2,686	—		2,686	—	2,686
Foreign currency translation adjustment, net of tax	—	—	-	(1,780)	—	(1,780)	(17)	(1,797)
Net loss	—	—	-	-	(27,729)	(27,729)	(17)	(27,746)
Balances at June 30, 2025	212,244,597	$23,547	$895,486	$(20,928)	$(754,367)	$143,738	$187	$143,925

						Total
				Accumulated		Stockholders’
			Additional	Other		Equity Attributable to		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	AtaiBeckley Inc.	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Stockholders	Interests	Equity
Balances at December 31, 2025	363,280,522	$3,633	$1,599,421	$(20,926)	$(1,360,254)	$221,874	$127	$222,001
Issuance of common stock upon exercise of stock options	661,938	7	814	—	—	821	—	821
Issuance of common stock upon restricted stock units released	1,620,465	16	(16)	—	—	—	—	—
Stock-based compensation expense	—	—	5,448	—	—	5,448	—	5,448
Foreign currency translation adjustment, net of tax	—	—	—	322	—	322	(11)	311
Net loss	—	—	—	—	(29,782)	(29,782)	(20)	(29,802)
Balances at March 31, 2026	365,562,925	$3,656	$1,605,667	$(20,604)	$(1,390,036)	$198,683	$96	$198,779
Issuance of common stock upon exercise of stock options	1,786,338	18	2,618	—	—	2,636	—	2,636
Issuance of common stock upon restricted stock units released	1,865,497	18	(18)	—	—	—	—	—
Stock-based compensation expense	—	—	7,439	—	—	7,439	—	7,439
Foreign currency translation adjustment, net of tax	—	—	—	132	—	132	(2)	131
Net loss	—	—	—	—	(32,524)	(32,524)	(24)	(32,548)
Balances at June 30, 2026	369,214,760	$3,692	$1,615,706	$(20,472)	$(1,422,560)	$176,367	$71	$176,437

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

ATAIBECKLEY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	For the six months ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(62,350)	$(54,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	12,887	6,041
Noncash change in the fair value of digital assets, net	2,873	(1,216)
Depreciation and amortization of long-term assets	382	443
Noncash lease expense	143	240
Amortization of debt discount	—	176
Noncash change in the fair value of assets and liabilities, net	(9,702)	13,360
Gain on other investments	—	(3,794)
Loss on extinguishment of debt	—	1,317
Issuance costs allocated to pre-funded warrants	—	706
Unrealized foreign exchange (gain) loss	374	(1,949)
Other (income) expense, net	(158)	883
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(58)	1,482
Other assets	(6,517)	(201)
Accounts payable	6,745	813
Accrued liabilities	(119)	4,311
Deferred revenue	(863)	(336)
Net cash used in operating activities	(56,363)	(31,935)
Cash flows from investing activities
Proceeds from sale and maturities of securities carried at fair value	112,609	11,059
Proceeds from sale of other investment held at fair value	23,666	3,856
Proceeds from repayment of notes receivable	662	—
Cash paid for investments	—	(10,000)
Cash paid for digital assets	—	(5,000)
Cash paid for asset acquisition	—	(750)
Cash paid for property and equipment	—	(395)
Net cash provided by (used in) investing activities	136,937	(1,230)
Cash flows from financing activities
Proceeds from equity offerings, net of commissions	—	78,159
Proceeds from issuance of pre-funded warrants	—	11,549
Cash paid for common stock and pre-funded warrant issuance costs	—	(2,167)
Proceeds from issuance of shares upon exercise of stock options	3,457	1,632
Cash paid for debt extinguishment	—	(21,811)
Net cash provided by financing activities	3,457	67,362
Effect of foreign exchange rate changes on cash	(524)	238
Net increase in cash, cash equivalents, and restricted cash	83,507	34,435
Cash, cash equivalents and restricted cash – beginning of the period	85,300	27,505
Cash and cash equivalents – end of the period	$168,807	$61,940
Supplemental disclosures:
Cash paid for interest	$—	$793
Cash paid for taxes	$67	$201
Supplemental disclosures of noncash investing and financing information:
Right of use asset obtained in exchange for operating lease liabilities	$—	$1,709
Common stock and pre-funded warrant issuance costs in accounts payable and accrued liabilities	$—	$307
Purchase of property and equipment in accounts payable	$—	$264

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

On November 5, 2025, in connection with the Company’s strategic combination with Beckley Psytech, as described further under Note 4, Acquisitions, the Company changed its name from ATAI Life Sciences N.V. to Atai Beckley N.V. On December 30, 2025, in connection with the Company’s redomiciliation to the United States, as further described below, the Company changed its name to AtaiBeckley Inc.

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

Proposed Acquisition by Eli Lilly and Company

On July 15, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Eli Lilly and Company, an Indiana corporation (“Lilly”), and Albali Acquisition Corporation, a Delaware corporation and indirect wholly owned subsidiary of Lilly (“Merger Sub”), pursuant to which, subject to satisfaction or waiver of the conditions therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving as a wholly owned subsidiary of Lilly.

Under the Merger Agreement, at the effective time of the Merger, each outstanding share of the Company’s common stock (subject to customary exceptions) will be converted into the right to receive (i) $6.75 in cash, without interest and less any applicable tax withholding, plus (ii) one non-transferable contingent value right (a “CVR”) entitling the holder to receive up to $2.50 per share in additional cash upon achievement of specified development and regulatory milestones related to the BPL-003 and VLS-01 programs. There can be no assurance that any payments will be made with respect to the CVRs.

The transaction is not subject to any financing condition and is expected to close in the third quarter, subject to approval by the Company’s stockholders and satisfaction of other customary closing conditions, including regulatory approvals. See Note 26, Subsequent Events, for additional details regarding the Merger Agreement.

Liquidity and Going Concern

The Company has incurred significant losses and negative cash flows from operations since its inception. As of June 30, 2026, the Company had cash and cash equivalents of $168.8 million and short-term securities of $23.0 million and its accumulated deficit was $1.4 billion. The Company has historically financed its operations through the sale of equity securities, sale of convertible notes, and revenue generated from licensing and collaboration arrangements. The Company has not generated any revenues to date from the sale of its core product candidates and does not anticipate generating any revenues from the sale of either unless and until it successfully completes development and obtains regulatory approval to market its product candidates. The Company recognizes revenue from license and research and development arrangements through Nualtis Corp. (“Nualtis”).

The Company currently expects that its existing cash and cash equivalents and short-term securities as of June 30, 2026 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date the unaudited condensed consolidated financial statements are issued.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position, its results of operations and comprehensive loss, and its cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future annual or interim period.

Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative U.S. GAAP included in the Accounting Standards Codification (“ASC”), and Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”).

Reclassifications

Certain reclassifications were made to prior period amounts in the unaudited condensed consolidated financial statements to conform with current year presentation. Reclassifications were made to the prior year presentation of the changes in operating assets and liabilities within the condensed consolidated statement of cashflows as the changes in Deferred revenue in the prior year was included as a component of the changes in Accrued liabilities and the changes in Other assets in the prior year was included as a component of the changes in Prepaid and other assets in the prior year.

Consolidation

The Company's unaudited condensed consolidated financial statements include the accounts of AtaiBeckley and its subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation.

The Company's policy is to consolidate all entities that it controls by ownership of a majority of the outstanding voting stock. In addition, entities that meet the definition of a variable interest entity (“VIE”) for which the Company is the primary beneficiary are consolidated. The primary beneficiary is the party who has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. For consolidated entities that are less than wholly owned, the third-party’s holding of equity interest is presented as Noncontrolling interests in the Company's unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of stockholders' equity. The portion of net earnings attributable to the noncontrolling interests is presented as Net loss attributable to noncontrolling interests in the Company's unaudited condensed consolidated statements of operations.

Ownership interests in entities over which the Company has significant influence, but not a controlling financial interest, are accounted for under either the alternative measurement under ASC Topic 321: Investments - Equity Securities (“ASC 321”) or as an equity method investment. Investments eligible for the measurement alternative under ASC 321 are carried at its initial cost or initial fair value, with remeasurements to fair value upon impairment or upon a price change observed in an orderly transaction of the same or similar investment of the same issuer. For equity method investments where the Company has not elected the fair value option, it records gains (losses) from investments in equity method investees, net of tax, for its proportionate share of the underlying company’s net results until the investment balance is adjusted to zero. If the Company makes subsequent additional investments in that same company, it may record additional gains (losses) based on changes to its investment basis and also may record additional income (loss) in equity method investments. If the Company has elected the fair value option for an equity investment, the fair value of the investment will be recorded upon acquisition and any changes in fair value will be recorded as a component of other income (expense), net.

Significant Accounting Policies

During the six months ended June 30, 2026, there were no significant changes to the Company’s significant accounting policies as described in the Company’s audited consolidated financial statements as of, and for, the year ended December 31, 2025.

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

3. Revenue

As described in Note 1, Organization and Description of Business, the Company's primary operations are inclusive of the research and development of several product candidates. The Company's ability to generate revenue will depend substantially on the successful development and eventual commercialization of product candidates. For the three and six months ended June 30, 2026 and 2025, the Company has not recognized revenue from its primary operations and does not expect to do so for at least the next several years. The Company does generate revenue from license agreements and research and development agreements through its Nualtis subsidiary, which is further explained below:

License Revenue

Rizafilm LLC License and Supply Agreement

In January 2025, Nualtis entered into an Amended & Restated Asset Purchase Agreement ("APA") and an Amended & Restated Supply Agreement ("Supply Agreement") with Rizafilm LLC ("Rizafilm"). Under the APA, Nualtis sold licensing and intellectual property rights of Nualtis' oral thin film technology in exchange for an upfront payment of $0.2 million and an additional $0.5 million upon completion of certain manufacturing milestones. Under the Supply Agreement, subject to approval by the Food and Drug Administration (“FDA”), Nualtis will serve as the sole manufacturer of Rizafilm's products over a five year term with an automatic renewal option for an additional five years unless either party provides sufficient written notice. Additionally, the Supply Agreement requires Rizafilm to adhere to certain firm commitments.

During the three months ended June 30, 2026 and 2025, the Company recognized $0.3 million and no license revenue, respectively, related to the completion of certain milestones under the APA. During the six months ended June 30, 2026 and 2025, the Company recognized $0.5 million and $0.2 million, respectively, of license revenue related to the completion of certain milestones under the APA.

Nualtis is party to certain other insignificant license agreements under which it recognized $0.2 million for the three and six months ended June 30, 2026. Nualtis did not recognize any license revenue for the three and six months ended June 30, 2025 related to these license agreements.

Research and Development Services Revenue

In addition to the Company's license revenue, the Company recognizes revenue through various research and development agreements through Nualtis. In these agreements, Nualtis is responsible for performing research and development services for customers interested in leveraging Nualtis' novel oral thin film technology for drug delivery. Many of these agreements provide Nualtis either the option or the right to serve as the sole manufacturer of these drugs upon regulatory approval. For the three months ended June 30, 2026 and 2025, the Company has recognized $1.2 million and $0.7 million, respectively, in revenue from research and development services. For the six months ended June 30, 2026 and 2025, the Company recognized $2.0 million and $2.1 million, respectively, in revenue from research and development services.

As of June 30, 2026 and December 31, 2025, the Company had contract liabilities of $0.6 million and $1.5 million, respectively, which is recorded within Deferred revenue on the Company's unaudited condensed consolidated balance sheets, and consists of the upfront payments received as part of the various research and development agreements discussed above. As of June 30, 2026, approximately $0.6 million of the contract liability balance is expected to be recognized as revenue from the remaining performance obligations over the next 12 months as performance obligations are satisfied. The Company will re-evaluate the transaction price in each reporting period and as certain events are resolved or other changes in circumstances occur.

For the three and six months ended June 30, 2026, the Company's license revenue and research and development revenue has been recognized entirely in North America. Nualtis recognized a significant amount of research and development service revenue from customers that individually represent more than 10% of total research and development service revenue. For the three months ended June 30, 2026, Nualtis recognized research and development service revenue of $0.9 million, $0.2 million, and $0.1 million, respectively, from three customers that individually represent more than 10% of revenue. For the six months ended June 30, 2026, Nualtis recognized research and development service revenue of $1.0 million, $0.7 million, and $0.2 million, respectively, from three customers that individually represent more than 10% of revenue.

4. Acquisitions

2025 Acquisitions

Beckley Psytech Limited

On June 2, 2025, the Company executed a share purchase agreement with Beckley Psytech, a clinical stage biotechnology company dedicated to improving the lives of people suffering from neuropsychiatric disorders by transforming psychedelics into effective and rapid-acting clinical medicines, and certain other parties thereto (the “SPA”), pursuant to which the Company agreed to acquire from the shareholders of Beckley Psytech (the “Sellers”) the entire issued share capital of Beckley Psytech not already owned by the Company in exchange for an aggregate of 105,044,902 shares of common stock of the Company issued directly as share consideration or underlying replacement awards in each case, as set forth in the SPA (the “Beckley Psytech Acquisition”). Prior to the Company’s acquisition of Beckley Psytech, the Company had an existing investment in Beckley Psytech’s preferred shares. See Note 6, Investments, for details over the Company’s investment in Beckley Psytech prior to the acquisition.

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

The fair value of the remaining net assets of Beckley Psytech acquired by the Company approximated their carrying values on the Acquisition Date. The fair value of acquired IPR&D was determined primarily using the income approach, which requires a forecast of all of the expected future cash flows with the following assumptions: net revenue attributable to Beckley Psytech’s IPR&D, operating expenses, and contributory asset charges resulting from applying a terminal growth rate at the end of the discrete period. An estimated discount rate of 17.8

% was applied to the projected cash flows of Beckley Psytech’s IPR&D based on the rate of return used by a similar market participant. Immediately subsequent to the consummation of the Beckley Psytech Acquisition, the acquired IPR&D of $527 million, which was determined to have no alternative future use, was charged to Acquisition of in-process research and development for the three months ended December 31, 2025.

5. Variable Interest Entities

Consolidated VIEs

At each reporting period, the Company reassesses whether it remains the primary beneficiary for VIE consolidated under the VIE model.

The entities consolidated by the Company are comprised of wholly and partially owned entities for which the Company is the primary beneficiary under the VIE model as the Company has (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses that could potentially be significant to the VIE, or the right to receive benefits from the VIE that could potentially be significant to the VIE. The results of operations of the consolidated entities are included within the Company’s unaudited condensed consolidated financial statements from the date of acquisition to June 30, 2026.

As of June 30, 2026 and December 31, 2025, the Company has accounted for the following consolidated investments as VIEs:

Consolidated Entities	Relationship as of June 30, 2026	Relationship as of December 31, 2025	Date Control Obtained	Ownership % June 30, 2026	Ownership % December 31, 2025
Perception Neuroscience Holdings, Inc.	Controlled VIE	Controlled VIE	November 2018	59.2%	59.2%
Recognify Life Sciences, Inc.	Controlled VIE	Controlled VIE	November 2020	51.9%	51.9%

As of June 30, 2026 and December 31, 2025, the assets of the consolidated VIEs can only be used to settle the obligations of the respective VIEs. The liabilities of the consolidated VIEs are obligations of the respective VIEs and their creditors have no recourse to the general credit or assets of the Company.

Consolidated VIE Balance Sheets

The following table presents the assets and liabilities (excluding intercompany balances that were eliminated in consolidation) for all VIEs as of June 30, 2026 (in thousands):

	Perception	Recognify
Assets:
Current assets:
Cash	$6	$8
Prepaid expenses and other current assets	79	5
Total current assets	85	13
Total assets	$85	$13
Liabilities:
Current liabilities:
Accounts payable	$1,047	$84
Accrued liabilities	106	68
Other current liabilities	9	—
Total current liabilities	1,162	152
Total liabilities	$1,162	$152

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

Non-consolidated VIEs

The Company evaluated the nature of its investments in Innoplexus AG (“Innoplexus”) and Amandala and determined that Innoplexus and Amandala are not consolidated VIEs as of the date of the Company’s initial investment through June 30, 2026. The Company is not the primary beneficiary of Innoplexus or Amandala as the Company does not have the power to direct the activities of Innoplexus or Amandala that most significantly impact their respective economic performance. Therefore, the Company concluded that it did not have a controlling financial interest in Innoplexus or Amandala that would require consolidation as of June 30, 2026 or December 31, 2025.

The Company will reevaluate if Innoplexus and Amandala meet the definition of a VIE upon the occurrence of specific reconsideration events. The Company accounted for these investments under the measurement alternative included within ASC 321 (see Note 6, Investments). As of June 30, 2026 and December 31, 2025, the Company did not have any exposure for its investments in Innoplexus and Amandala.

Noncontrolling Interests

The Company recognizes noncontrolling interests related to its consolidated VIEs and provides a roll forward of the noncontrolling interests balance, as follows (in thousands):

Perception
Balance as of December 31, 2025	$127
Net loss attributable to noncontrolling interests - preferred	(20)
Comprehensive loss attributable to noncontrolling interests	(11)
Balance as of March 31, 2026	$96
Net loss attributable to noncontrolling interests - preferred	(24)
Comprehensive loss attributable to noncontrolling interests	(2)
Balance as of June 30, 2026	$71

Perception
Balance as of December 31, 2024	$257
Net loss attributable to noncontrolling interests - preferred	(34)
Comprehensive income attributable to noncontrolling interests	(2)
Balance as of March 31, 2025	$221
Net loss attributable to noncontrolling interests - preferred	(17)
Comprehensive loss attributable to noncontrolling interests	(17)
Balance as of June 30, 2025	$187

6. Investments

Other current investments held at fair value

As of June 30, 2026 and December 31, 2025, the carrying values of Other current investments held at fair value was $34.0 million, and $35.4 million, respectively, and entirely related to the Company’s investment in Compass Pathways plc (“COMPASS”).

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

During the six months ended June 30, 2026 and 2025, the Company sold 2,728,801 and 900,000 American Depositary shares (“ADS”) of COMPASS at an average price of $8.97 and $4.28 per ADS, respectively, in open market transactions. For the six months ended June 30, 2026 and 2025, the sale of COMPASS ADS resulted in net proceeds received of $23.6 million and $3.8 million, respectively. The Company recorded the sale of the ADS shares as a reduction in its COMPASS investment under ASC 321. For the three months ended June 30, 2026 and 2025, the Company recognized an immaterial amount of commission expense related to the sale, which is recognized as General and administrative expense in its unaudited condensed consolidated statement of operations. For the six months ended June 30, 2026 and 2025, the Company recognized $0.1 million and an immaterial amount, respectively, of commission expense related to the sale, which is recognized as a General and administrative expense in its unaudited condensed consolidated statements of operations.

Based on quoted market prices, the market value of the Company’s remaining ownership in COMPASS was $34.0 million and $35.4 million as of June 30, 2026 and December 31, 2025, respectively. For the three months ended June 30, 2026 and 2025, the Company recognized a change in fair value of its COMPASS holdings of a $27.2 million gain and a $0.9 million gain, respectively, which is recognized in Change in fair value of assets and liabilities, net in its unaudited condensed consolidated statements of operations. For the six months ended June 30, 2026 and 2025 the Company recognized a change in fair value of its COMPASS holdings of a $22.2 million gain and a $5.4 million loss, respectively.

IntelGenx Technologies Corp.

The Company previously held investments with IntelGenx Technologies Corp. (“IntelGenx”), which was the parent company of Nualtis Corp. (formerly known as “IntelGenx Corp.”) that the Company acquired in October 2024. The Company’s investments consisted of common shares, various warrants issued in 2023 and 2024 (collectively referred to as the “Warrants”), and Call Option Units, all of which are measured at fair value. The Company’s holding in IntelGenx common shares, Warrants, and Call Option Units was written down to zero in 2024 and prior periods as IntelGenx entered into bankruptcy proceedings. The bankruptcy proceedings have concluded and IntelGenx has been dissolved. The Company no longer holds the aforementioned equity investments with IntelGenx and did not recognize any change in fair value for the three and six months ended June 30, 2026 and 2025. For more information regarding the Company's investment in IntelGenx equity securities, refer to Notes 6, Investments, and Note 7, Notes Receivable, in the Company's audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2026.

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

During the six months ended June 30, 2026, the year ended December 31, 2025, and prior to the Company’s Acquisition of Beckley Psytech in November 2025, the Company evaluated all of its Other investments to determine if certain events or changes in circumstance had a significant adverse effect on the fair value of any of its investments in non-consolidated entities. Based on this analysis, the Company did not note any impairment indicators associated with the Company’s Other investments.

Further, during the six months ended June 30, 2026, the year ended December 31, 2025, and prior to the Company’s Acquisition of Beckley Psytech in November 2025, there were no observable changes in price recorded related to the Company’s Other investments.

As of June 30, 2026 and December 31, 2025, the Company did not recognize any carrying value for its investments in GABA, Innoplexus, and Amandala.

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

Subscription and shareholders' agreement

On January 3, 2024, the Company entered into a subscription and shareholders’ agreement (“SSA”) with Beckley Psytech and other shareholders, providing for a $50.0 million investment. The investment consists of (i) a $40.0 million primary subscription for 24,096,385 newly issued Series C preferred shares and (ii) a $10.0 million secondary purchase of 11,153,246 shares from existing shareholders, re-designated as Series C shares. In connection with the SSA, the Company received 24,096,385 warrants to purchase Series C shares at $2.158 per share, subject certain ownership limitations (“Series C Warrants”). Also, under the SSA, prior to the Acquisition Date, the Company had the right to receive additional warrants to purchase Series C Shares in the event Beckley Psytech issued equity or equity linked securities pursuant to a deferred equity arrangement in connection with a prior acquisition made by Beckley Psytech, with each such warrant exercisable at an exercise price of $1.66 per share (“Additional Warrants”).

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

In October 2024 and April 2025, pursuant to the terms of the Escrow Agreement, Beckley Psytech, at its sole discretion, drew $5.0 million and $10.0 million, respectively, from the escrow account and the Company was credited 3,012,048 and 6,024,096 Series C shares, respectively. The Company determined the fair value of the October 2024 and April 2025 escrow draws were $5.3 million and $11.9 million, respectively, and recognized the fair value of the shares received in Other investments prior to the Beckley Psytech Acquisition. For the three and six months ended June 30, 2025, the Company recognized a gain of $3.8 million related to $10.0 million escrow draw in April 2025, which is recognized as Gain on other investments in the unaudited condensed consolidated statements of operations.

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

As a result of the Beckley Psytech Acquisition, the Additional Warrants no longer exist as of the Acquisition Date given Beckley Psytech is now a wholly owned subsidiary. For the three and six months ended June 30, 2025 the Company recognized a $3.3 million loss and $2.8 million loss, respectively, in the Change in fair value of assets and liabilities, net in its unaudited condensed consolidated statements of operations.

GABA Therapeutics, Inc.

GABA is a California based biotechnology company focused on developing GRX-917 for the treatment of anxiety, depression, and a broad range of other neurological disorders. The Company is deemed to have significant influence over GABA through its total ownership interest in GABA’s equity, including the Company’s investment in GABA’s common and preferred stock, and the Company’s noncontrolling representation on GABA’s board of directors.

The Company’s investment in GABA’s common stock was accounted for in accordance with the equity method, and the carrying value of the investment in GABA common stock was reduced to zero as of December 31, 2020 due to IPR&D charges with no alternative future use and remained zero as of June 30, 2026.

The Company’s investment in GABA’s preferred stock did not meet the criteria for in-substance common stock. As such, the investment in GABA’s preferred stock is accounted for under the measurement alternative pursuant to ASC 321.

As of June 30, 2026, the Company's remaining obligation to purchase additional shares of Series A preferred stock from GABA is for up to $0.9 million at the same price per share as its initial investment upon the achievement of specified contingent milestones. As of June 30, 2026, the contingent milestones have not been met.

GABA’s net losses attributable to the Company were determined based on the Company’s ownership percentage of preferred stock in GABA and recorded to the Company’s investments in GABA preferred stock. As of June 30, 2026 and December 31, 2025, the Company did not recognize any carrying value for its investments in GABA.

Innoplexus AG

Innoplexus is a technology company that provides “Data as a Service” and “Continuous Analytics as a Service” solutions that aims to help healthcare organizations leverage their technologies and expedite the drug development process across all stages—preclinical, clinical, regulatory, and commercial. The Company first acquired investments in Innoplexus in August 2018 with an additional investment in December 2020.

The Company had significant influence over Innoplexus through its noncontrolling representation on the investee’s board. Accordingly, the Company’s investment in Innoplexus’ common stock was accounted for in accordance with the equity method. The Company’s investment in Innoplexus’ preferred stock did not meet the criteria for in-substance common stock. As such, the investment in Innoplexus’ preferred stock was accounted for under the measurement alternative under ASC 321. As of June 30, 2026 and December 31, 2025, the Company did not recognize any carrying value for its investments in Innoplexus.

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

Pursuant to the Innoplexus SPA, the Purchaser is required to hold a minimum number of shares equivalent to the number of shares purchased from the Company through December 31, 2026. In the event that the Purchaser is in breach of this requirement, the Purchaser is required to pay the Company an additional purchase price of approximately $9.6 million. The transaction was accounted for as a secured financing as it did not qualify for sale accounting under ASC Topic 860: Transfers and Servicing (“ASC 860”), due to the provision under the Innoplexus SPA which constrained the Purchaser from its right to pledge or exchange the underlying shares and provided more than a trivial benefit to the Company. The initial proceeds from the transaction are reflected as a secured borrowing liability of $2.4 million and $2.5 million as of June 30, 2026 and December 31, 2025, respectively, which is included in Other current liabilities in the Company’s unaudited condensed consolidated balance sheets.

In addition, the Innoplexus SPA also provides the right for the Company to receive additional consideration with a maximum payment outcome of $22.3 million should the equity value of Innoplexus exceed certain thresholds upon the occurrence of certain events. The Company concluded that this feature met the definition of a derivative which required bifurcation. As the probability of the occurrence of certain events defined in the Innoplexus SPA was less than remote, the Company concluded that the fair value of the embedded derivative ascribed to this feature was de minimis as of June 30, 2026.

Amandala Neuro Limited

Amandala was previously a wholly owned subsidiary of Beckley Psytech and operated Beckley Psytech’s ELE-101 program, a novel intravenous formulation of psilocin, the active metabolite of psilocybin, that is being developed to address certain neuropsychiatric disorders such as treatment resistant depression and major depressive disorder.

In October 2025, prior to the Company’s acquisition of Beckley Psytech and pursuant to the terms of the SPA, Beckley Psytech distributed the equity ownership of Amandala as a dividend in specie pro rata among existing Beckley Psytech shareholders based on their current ownership stakes in Beckley Psytech. In October 2025, Beckley Psytech distributed 297,653,598 ordinary shares of Amandala to its shareholders, and the Company received 100,208,918 ordinary shares, which is equivalent to approximately 33.7% of the total shares distributed.

The Company determined that it does not have the ability to exercise significant influence over Amandala’s operating and financial policy, and, therefore, accounted for its investment in Amandala using the measurement alternative under ASC 321. As there is no cost basis for the dividend in specie, the Company recognized the fair value of the Amandala common stock upon receipt, which was zero as of the date of receipt. As of June 30, 2026 and December 31, 2025, the Company did not recognize any carrying value for its investments in Amandala.

Summarized Financial Information

The following is a summary of financial data for investments accounted for under the equity method of accounting (in thousands):

Balance Sheets

	June 30, 2026	December 31, 2025
	GABA	GABA
Current assets	$188	$443
Noncurrent assets	409	—
Total assets	$597	$443

Current liabilities	$3,964	$3,910
Noncurrent liabilities	894	—
Total liabilities	$4,858	$3,910

Statements of Operations

	For the three months ended June 30, 2026	For the three months ended June 30, 2025	For the six months ended June 30, 2026	For the six months ended June 30, 2025
	GABA	GABA	GABA	GABA
Gain (loss) from continuing operations	$(958)	$193	$(941)	$(62)
Net gain (loss)	$(958)	$193	$(941)	$(62)

7. Notes Receivable

IntelGenx Technologies Corp.

Prior to the Company's acquisition of Nualtis in October 2024, the Company had outstanding loan agreements and convertible notes with IntelGenx, which are measured at fair value as the Company had qualified for and elected the fair value option. The Company discharged its secured debt it held with IntelGenx, which included the debtor-in-possession financing and the certain term loan, in consideration of its acquisition of Nualtis. In addition to the aforementioned secure debt, the Company held unsecured debt, which included the 2023 Initial Notes, the 2023 Subsequent Notes, and the IntelGenx 2023 Term Loan Note with IntelGenx (collectively the “IntelGenx Unsecured Debt”). The Company’s holding in the IntelGenx Unsecured Debt was written down to zero in 2024 as IntelGenx entered into bankruptcy proceedings. The bankruptcy proceedings have concluded and IntelGenx has been dissolved, resulting in the IntelGenx Unsecured Debt being discharged. The Company no longer holds the IntelGenx Unsecured Debt and did not recognize any change in fair value for the three and six months ended June 30, 2026 and 2025. For more information regarding the Company's investment in IntelGenx debt securities, refer to Notes 6, Investments, and Note 7, Notes Receivable, in the Company's audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2026.

Amandala Neuro Limited Notes Receivable

Upon the acquisition and consolidation of Beckley Psytech in November 2025, the Company recognized $1.5 million of loans receivable Beckley Psytech holds from Amandala (the “Amandala Notes Receivable”). The Amandala Notes Receivable are non-interest bearing and are recognized at costs net of expected credit losses with $0.6 million recognized as Prepaid expenses and other current assets and $0.9 million recognized as Other assets within the consolidated balance sheet as of December 31, 2025.

For the three and six months ended June 30, 2026, the Company recognized a $0.1 million and $0.2 million reversal of a previous expected credit loss related to the Amandala Notes Receivable. The Company recognized the reversal of the expected credit loss as Other income, net in the unaudited condensed consolidated statement of operations. The Company did not recognize any reversal of credit losses or gains for the three and six months ended June 30, 2025 in the unaudited condensed consolidated statement of operations.

Further, in June 2026, Beckley Psytech received a cash payment of $0.7 million from Amandala, which was recognized as a reduction to outstanding balance of Amandala Notes Receivable recognized as a Prepaid and other current asset within the unaudited condensed consolidated balance sheets. As of June 30, 2026, the carrying amount of the Amandala Notes Receivable is $1.0 million, with $0.1 million recognized as Prepaid expenses and other current assets and $0.9 million recognized as Other assets within the unaudited condensed consolidated balance sheet.

8. Fair Value Measurement

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation (in thousands):

	Fair Value Measurements as of
	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$144,959	$—	$—	$144,959
Investment in securities at fair value:
U.S. treasuries	—	23,041	—	23,041
Other current investments held at fair value	33,960	—	—	33,960
Digital assets	5,861	—	—	5,861
	$184,780	$23,041	$—	$207,821
Liabilities:
Contingent consideration liability - related party	$—	$—	$104	$104
Contingent consideration liabilities	—	—	205	205
Pre-funded warrant liabilities	57,214	—	—	57,214
	$57,214	$—	$309	$57,523

	Fair Value Measurements as of
	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$65,423	$—	$—	$65,423
Investment in securities at fair value:
U.S. treasuries	—	135,351	—	135,351
Other current investments held at fair value	35,389	—	—	35,389
Digital assets	8,735		—	8,735
	$109,547	$135,351	$—	$244,898
Liabilities:
Contingent consideration liability - related party	$—	$—	$104	$104
Contingent consideration liabilities	—	—	205	205
Pre-funded warrant liabilities	44,379	—	—	44,379
	$44,379	$—	$309	$44,688

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

For the three months ended June 30, 2026 and 2025, the Company recognized a $1.6 million gain and $0.6 million gain, respectively, related to the change in fair value in its available for sale securities recognized as a Change in fair value of assets and liabilities, net in its unaudited condensed consolidated statements of operations. For the six months ended June 30, 2026 and 2025, the Company recognized a $3.2 million and $1.1 million gain, respectively, related to the change in fair value in its available for sale securities recognized as a Change in fair value of assets and liabilities, net in its unaudited condensed consolidated statements of operations.

Other current investments held at fair value

COMPASS Pathways plc

The Company determines the fair value of its COMPASS investment by taking the publicly available share price as of the balance sheet date multiplied by the number of shares the Company holds. The Company’s investment in COMPASS is categorized as a Level 1 investment as quoted market prices are readily available for this investment and there are no non-observable inputs in determining the fair value. For the three months ended June 30, 2026 and 2025, the Company recognized a change in fair value of its COMPASS holdings of a $27.2 million gain and $0.9 million gain, respectively, which is recognized in Change in fair value of assets and liabilities, net in its unaudited condensed consolidated statements of operations. For the six months ended June 30, 2026 and 2025, the Company recognized a change in fair value of its COMPASS holdings of a $22.2 million gain and a $5.4 million loss, respectively, which is recognized in Change in fair value of assets and liabilities, net in its unaudited condensed consolidated statements of operations.

Beckley Psytech

As described in Note 6, Investments, and prior to the acquisition of Beckley Psytech, the Company determined that the Additional Warrants meet the definition of a derivative instrument under ASC 815 and recorded the Additional Warrants at fair value with subsequent changes in fair value being reflected through the unaudited condensed consolidated statements of operations in the Change in fair value of assets and liabilities, net. At the Acquisition Date, Beckley Psytech became a wholly owned subsidiary and the Additional Warrants no longer exist. For the three and six months ended June 30, 2025, the Company recognized a $3.3 million loss and $2.8 million loss, respectively, in the Change in fair value of assets and liabilities, net in its unaudited condensed consolidated statements of operations.

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

For the three months ended June 30, 2026 and 2025, the Company recognized a $0.9 million loss and a $1.4 million gain, respectively, related to the change in fair value in its Bitcoin holding, which is recognized as a Change in fair value of digital assets, net in its unaudited condensed consolidated statements of operations. For the six months ended June 30, 2026 and 2025, the Company recognized a $2.9 million loss and $1.2 million gain, respectively, related to the change in fair value in its Bitcoin holding, which is recognized as a Change in fair value of digital assets, net in its unaudited condensed consolidated statements of operations.

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

Immediately prior to conversion, the conversion option fair value was estimated utilizing the Company’s stock price on the date of conversion. Prior to conversion, the fair value of the conversion option was estimated utilizing the Black-Scholes option pricing model and was classified as Level 3 in the fair value hierarchy based on the nature of the inputs and valuation techniques. The Black-Scholes option pricing model was based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the conversion feature, risk-free interest rates, expected dividends, and expected volatility of the price of the underlying common stock. The expected volatility was based upon the historical volatility of daily lognormal returns on the Company’s shares.

For the three and six months ended June 30, 2025, the Company recorded a $3.1 million loss and a $3.2 million loss, respectively, as a result of the change in fair value of the New Convertible Notes.

Contingent consideration liability – related party

The contingent consideration liability - related party in the fair value measurement table above relates to milestone and royalty payments in connection with the acquisition of Perception Neuroscience Holdings, Inc. (“Perception”) in 2018. The fair value of the contingent consideration liabilities—related parties was determined based on significant inputs not observable in the market, which represent Level 3 measurements within the fair value hierarchy. The fair value of the contingent milestone and royalty liabilities was estimated based on the discounted cash flow valuation technique. The technique considered the following unobservable inputs: the probability and timing of achieving the specified milestones and royalties as of each valuation date, the probability of executing the license agreement, the expected first year of revenue, and market-based discount rates.

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

The valuations as of June 30, 2026 and December 31, 2025 used inputs that were unobservable inputs with the most significant being the discount rates for royalties on projected commercial revenue and clinical milestones and probability of success estimates over the following ten years, which represent Level 3 measurements within the fair value hierarchy. The discount rate used for clinical milestones was 13% for the valuations as of June 30, 2026 and December 31, 2025 and the probability of success for the milestones was 5% for June 30, 2026 and December 31, 2025.

The fair value of the contingent milestone and royalty liabilities for Perception was estimated to be $0.1 million and $0.1 million as of June 30, 2026 and December 31, 2025, respectively, and the Company did not recognize any change in fair value for the three and six months ended June 30, 2026 and 2025.

Contingent Consideration Liabilities

The contingent consideration liabilities in the fair value measurement table above relate to milestone payments in connection with the acquisition of DemeRx IB, Inc. (“DemeRx”), and TryptageniX, Inc. (“TryptageniX”). The fair value of the contingent consideration liabilities was determined based on significant inputs not observable in the market, which represent Level 3 measurements within the fair value hierarchy. The fair value of the contingent milestone and royalty liabilities was estimated based on the discounted cash flow valuation technique. The technique considered unobservable inputs, including market-based discount rates and the probability and timing of achieving the specified milestones as of each valuation date.

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

The fair value of the DemeRx contingent milestone could change in future periods depending on prospects for the outcome of ibogaine milestone meetings with the FDA or other regulatory authorities. The most significant assumptions in the discounted cash flow valuation technique that impacts the fair value of the milestone contingent consideration are the projected milestone timing and the probability of the milestone being met. The valuations as of June 30, 2026 and December 31, 2025 used inputs that were unobservable inputs with the most significant being the discount rates (range of 12.4%-12.6% for both the June 30, 2026 and December 31, 2025 valuation) and the probability of success of certain clinical milestones (range of 4%-5% for both June 30, 2026 and December 31, 2025), which both inputs represent Level 3 measurements within the fair value hierarchy.

The fair value of the contingent milestone for DemeRx was estimated to be $0.2 million and $0.2 million as of June 30, 2026 and December 31, 2025, respectively, and the Company did not recognize any change in fair value for the three and six months ended June 30, 2026 and 2025.

TryptageniX

The contingent liability is comprised of research and development milestone success fee payments and royalties payments. The fair value of the success fee liability was estimated based on the scenario-based method within the income approach. The fair value of the contingent liability for TryptageniX was determined based on significant unobservable inputs, including the discount rate, estimated probabilities of success, and timing of achieving certain clinical milestones. The fair value of the royalties liability was determined to be de minimis as the products are in the early stages of development. The Company will continue to assess the appropriateness of the fair value of the contingent liability as the products continue through development. The fair value of the contingent liability for TryptageniX was estimated to be an immaterial amount as of both June 30, 2026 and December 31, 2025, and the Company did not recognize any change in fair value for the three and six months ended June 30, 2026 and 2025.

Pre-funded warrant liabilities

As described in Note 15, Stockholders’ Equity, the Company recognizes the June 2025 Pre-Funded Warrants and July 2025 Pre-Funded Warrants, respectively, at fair value as Pre-Funded warrant liabilities within its unaudited condensed consolidated balance sheet under ASC 815. The change in fair value of the Company's June 2025 Pre-Funded Warrants and July 2025 Pre-Funded Warrants is recognized as a Change in fair value of assets and liabilities, net in its unaudited condensed consolidated statements of operations. The fair value of these instruments is estimated based on the Company's stock price observable in the market less the exercise price, which represents a Level 1 measurement within the fair value hierarchy.

For the three and six months ended June 30, 2026, the Company recognized $18.8 million and $12.8 million loss related to the change in fair value of the June 2025 Pre-Funded Warrants and July 2025 Pre-Funded Warrants. For the three and six months ended June 30, 2025, the Company recognized $2.2 million loss related to the change in fair value of the June 2025 Pre-Funded Warrants.

Level 3 Asset and Liability Roll Forward

The following table provides a roll forward of the aggregate fair values of the Company’s financial instruments described above, for which fair value is determined using Level 3 inputs (in thousands):

	Contingent Consideration Liability - Related Parties (i)	Contingent Consideration Liabilities (ii)
Balance as of December 31, 2025	$104	$205
Change in fair value	—	—
Balance as of March 31, 2026	$104	$205
Change in fair value	—	—
Balance as of June 30, 2026	$104	$205

(i) Includes Perception milestone based contingent consideration liability.
(ii) Includes contingent consideration liability related to DemeRx IB Stock Purchase as well as contingent consideration liability related to the TryptageniX research and development milestone success fee payments and royalties payments.

	Beckley Psytech Additional Warrants	New Convertible Notes Conversion Feature	Contingent Consideration Liability - Related Parties (i)	Contingent Consideration Liabilities (ii)
Balance as of December 31, 2024	$2,783	$2,611	$110	$212
Change in fair value	519	122	—	—
Balance as of March 31, 2025	$3,302	$2,733	$110	$212
Change in fair value	(3,302)	3,050	—	—
Balance as of June 30, 2025	$—	$5,783	$110	$212

(i) Includes Perception's milestone-based contingent consideration liability.
(ii) Includes the contingent consideration liability related to DemeRx IB Stock Purchase and the contingent consideration liability related to the TryptageniX research and development milestone success fee payments and royalties payments.

9. Prepaid Expenses and Other Current Assets

Prepaid expenses consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Tax receivables	$9,941	$13,135
Prepaid research and development related expenses	6,422	3,715
Other	1,716	946
Accounts receivable, net	647	667
Short-term notes receivable, net	107	625
Prepaid insurance	107	556
Total	$18,941	$19,644

10. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Manufacturing equipment	$1,726	$1,734
Furniture and fixtures	8	8
Laboratory and office equipment	236	236
Computer equipment	29	29
Leasehold improvements	564	564
	$2,563	$2,571
Less: accumulated depreciation and amortization	617	405
Total	$1,946	$2,166

As of June 30, 2026 and December 31, 2025, all of the Company’s in use manufacturing equipment, laboratory and office equipment, and computer equipment were located in North America and are comprised of assets used in Nualtis’ operations. The Company had $1.0 million of manufacturing equipment not in service located in Germany also owned by Nualtis as of June 30, 2026 and December 31, 2025.

For the three months ended June 30, 2026 and 2025, depreciation and amortization expense on property and equipment was $0.1 million and $0.1 million, respectively. For the six months ended June 30, 2026 and 2025, depreciation and amortization expense on property and equipment was $0.2 million and $0.2 million, respectively.

11. Intangible Assets, Goodwill, and Digital Assets

Intangible Assets

Definite-lived Intangible Assets

In connection with the Company’s acquisition of Nualtis in October 2024, the Company acquired ownership and intellectual property rights to Nualtis’ Oral Thin Film (“OTF”) platform technology. This platform technology serves as the foundation and platform to deliver active pharmaceutical ingredients for both the Company’s and other potential customer products. Collectively, the OTF Technologies will serve as a platform for both the Company's and other potential customers' own products. The Company determined there to be legal and competitive factors that limit the useful life of these OTF Technologies and therefore designated them as a definite-lived intangible asset.

In addition, the Company acquired a manufacturing contract with regards to Nualtis' right to manufacture gBelBuca, a generic version of Belbuca®, an opioid that is used to manage chronic pain severe enough to require daily, around-the-clock, long-term treatment. This manufacturing contract includes potential future royalty and milestone payments, for which the Company is now eligible to receive.

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

In addition to the definite-lived intangible assets above, the Company's definite-lived intangible assets also includes internal-use software costs, which was amortized over the estimated remaining useful life of approximately 4.2 years from the date the software was put into service. As of March 31, 2026, the Company’s internal-use software costs were fully amortized.

Indefinite-lived Intangible Assets

As of June 30, 2026, the Company owned various intellectual property, including clinical trial data from previously consolidated or wholly owned subsidiaries and other intangible assets. The Company has designated each of these intangible assets to be indefinite-lived as there are no characteristics that limit each asset's useful life.

The Company continually evaluates whether events or circumstances have occurred that indicate that the carrying value of the intangible assets may be impaired or that the estimated remaining useful lives of these assets may warrant revision. As of June 30, 2026, the Company determined that no intangible assets were impaired and that there are no facts or circumstances that would indicate a need for changing the estimated remaining useful lives of these assets.

Intangible assets consisted of the following (in thousands):

		June 30, 2026			December 31, 2025
	Remaining Useful Lives	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Impairment	Net Carrying Amount
OTF Technology	8.4 years	$2,433	$(386)	$2,047	$2,433	$(289)	$—	$2,144
gBelBuca manufacturing contract	17.5 years	192	(17)	175	192	(12)	—	180
Internal-use software	0 years	694	(694)	—	694	(648)	—	46
In-process research and development	indefinite-lived	109	—	109	142	—	(33)	109
Other	various	383	(13)	370	383	(11)	—	372
Total		$3,811	$(1,110)	$2,701	$3,844	$(960)	$(33)	$2,851

For the three months ended June 30, 2026 and 2025, amortization expense related to these intangible assets was $0.1 million and $0.1 million, respectively. For the six months ended June 30, 2026 and 2025, amortization expense related to these intangible assets was $0.2 million and $0.2 million, respectively.

Estimated future amortization expense for intangible assets subsequent to June 30, 2026 is as follows (in thousands):

2026	$125
2027	250
2028	250
2029	250
2030	250
Thereafter	1,113
$2,238

The weighted average remaining useful lives of all amortizable assets is approximately 9.1 years.

Goodwill

In connection with the Company's acquisition of Nualtis in October 2024, the Company also recognized $0.3 million in goodwill, which was the difference between the amount of consideration associated with the transaction in excess of the fair value of net assets acquired. The goodwill is primarily attributable to the synergies of merging operations, expected future cash flows and the value of the acquired workforce. As of June 30, 2026 and December 31, 2025, the balance of goodwill was approximately $0.3 million.

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

The details of the activity related to the Company’s digital assets for the six months ended June 30, 2026 and 2025, respectively, are as follows (fair value in thousands):

	Units	Fair Value
Digital assets at December 31, 2025	99.8	$8,735
Unrealized loss	—	(1,970)
Digital assets at March 31, 2026	99.8	$6,765
Unrealized loss	—	(904)
Digital assets at June 30, 2026	99.8	$5,861

	Units	Fair Value
Digital assets at December 31, 2024	—	$—
Additions	58.0	5,000
Unrealized loss	—	(212)
Digital assets at March 31, 2025	58.0	$4,788
Unrealized gain	—	1,428
Digital assets at June 30, 2025	58.0	$6,216

12. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued accounting, legal, and other professional fees	$5,794	$4,487
Accrued compensation and related expenses	3,662	5,651
Accrued external research and development expenses	3,607	3,178
Other liabilities	491	534
Taxes payable	114	20
Accrued restructuring costs	—	298
Total	$13,668	$14,168

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

In May 2025, Nualtis sublet approximately 14,800 square feet of office, lab, and manufacturing space in Montréal, Canada. The sublease term is for three and a half years and commenced in August 2025. Nualtis has no options to extend the term of the sublease. Under the terms of the head lease, Nualtis is not relieved of its obligation as lessee and will continue to make monthly rent payments. Nualtis performed a recoverability test of the sublease agreement upon inception by comparing the rental income under the sublease to Nualtis’ obligations under the head lease and noted no impairment existed on the head lease. The sublease provides for monthly payments of rent during the lease term. The base rent is currently $0.2 million per year, subject to an annual 3.0% increase in each subsequent year thereafter. Payments received under the sublease are recorded as a reduction to rent expense, a component of General and administrative expense, in the unaudited condensed consolidated statements of operations and comprehensive loss.

The weighted-average remaining lease term for the Company’s operating leases as of June 30, 2026 was 4.7 years. The weighted-average discount rate for the Company’s operating leases as of June 30, 2026 was 9.1%.

ROU assets and lease liabilities related to the Company’s operating leases are as follows (in thousands):

	Balance Sheet Classification	June 30, 2026	December 31, 2025
Right-of-use assets	Operating lease right-of-use asset, net	$1,703	$1,846
Current lease liabilities	Current portion of lease liability	$314	$271
Non-current lease liabilities	Non-current portion of lease liability	$1,571	$1,801

Expenses related to leases are recorded on a straight-line basis over the lease term. The following table summarizes lease costs by component for the three and six months ended June 30, 2026 and 2025 (in thousands):

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Lease Cost Components	Statement of Operations Classification	2026	2025	2026	2025
Operating lease cost	Operating expenses: General and administrative	$16	$124	$45	$223
Operating lease cost	Operating expenses: Research and development	99	105	192	195
Sublease income	Operating expenses: General and administrative	(52)	—	(97)	—
Short-term lease cost	Operating expenses: General and administrative	43	21	93	67
Total lease cost		$106	$250	$233	$485

Future minimum commitments under all non-cancelable operating leases are as follows (in thousands):

Year Ended	Future Lease Commitments
2026	$233
2027	477
2028	491
2029	506
2030	521
2031	87
Total lease payments	$2,315
Less: Imputed interest	(430)
Present value of lease liabilities	$1,885

Supplemental cash flow information related to the Company’s operating leases for the six months ended June 30, 2026 and 2025 are as follows (in thousands):

	June 30, 2026	June 30, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$203	$264
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,709

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

The Company determined the exchanges were modifications of the debt, resulting in the New Convertible Notes’ conversion feature no longer meeting the equity classification criteria. Accordingly, at the time of the respective note exchanges, the Company bifurcated the conversion option and reclassified the conversion option fair value from equity to a liability. The conversion option was measured at fair value on a quarterly basis and any changes in the fair value was recorded as Change in fair value of assets and liabilities, net, in the consolidated statements of operations.

Conversion of Convertible Promissory Notes

In September 2025, the noteholder and related party noteholder converted all outstanding New Convertible Notes into an aggregate of 6,185,904 common shares of the Company. The Company derecognized the carrying amount of the notes with no gain or loss recognized and received $7.7 million upon conversion.

For the three and six months ended June 30, 2025, the Company recorded a $3.1 million loss and a $3.2 million loss, respectively, as a result of the change in fair value of the New Convertible Notes.

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

On May 2, 2025, the Company and Hercules entered into a payoff letter for a voluntary prepayment with respect to the Hercules Loan Agreement (the “Payoff Letter”). Pursuant to the Payoff Letter, on May 2, 2025 (the “Payoff Date”), the Borrowers paid off the outstanding loan amount of approximately $21.8 million in full in repayment of the Company’s outstanding obligations under the Hercules Loan Agreement, and thereby terminated the 2022 Term Loan Facility. Due to the early prepayment, the Borrowers incurred a prepayment fee equal to 0.50% of the outstanding principal balance for a total of $0.1 million. In addition, the Borrowers paid an end of term charge equal to 6.95% of the outstanding principal balance for a total of $1.4 million. During the three and six months ended June 30, 2025, the Company recognized a $1.3 million loss on extinguishment of debt, which is recorded to Loss on extinguishment of debt in the Company's unaudited condensed consolidated statements of operations.

Prior to the Payoff Date, the Company incurred financing expenses related to the Hercules Loan Agreement, which were recorded as an offset to long-term debt on the Company's unaudited condensed consolidated balance sheets. These deferred financing costs were amortized over the term of the debt using the effective interest method, and were included in other income, net in the Company’s unaudited condensed consolidated statements of operations. For three and six months ended June 30, 2025, interest expense included $0.1 million and $0.2 million, respectively, of amortized deferred financing costs related to the 2022 Term Loan Facility.

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

As of June 30, 2026, and December 31, 2025, respectively, there are no shares of preferred stock outstanding.

Common Stock

Following the Redomiciliation Transaction, the Company is authorized to issue up to 750,000,000 shares of common stock, with a par value of $0.01 per share. All holders of common stock have identical rights. Each share of common stock entitles the holder to one vote on all matters submitted to the stockholders for a vote.

All holders of common stock are entitled to receive dividends, as may be declared by the Company’s board of directors. Upon liquidation, holders of common stock will receive a distribution on a pro rata basis. As of June 30, 2026 and December 31, 2025, no cash dividends have been declared or paid.

Open Market Sale Agreement

On March 6, 2026, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which the Company could issue and sell its common stock from time to time through an “at the market” equity offering program under which Jefferies would act as sales agent. The common stock to be sold pursuant to the Sales Agreement, if any, was to be issued pursuant to the Company’s registration statement on Form S-3 (File No. 333-294124) and related prospectus supplement contained therein that were filed on March 9, 2026 with the SEC. The Sales Agreement was subsequently terminated pursuant to its terms in connection with the Company’s entry into the Merger Agreement. There were no sales under the Sales Agreement during the six months ended June 30, 2026.

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

June 2025 PIPE Financing

On June 2, 2025, the Company entered into subscription agreements, dated as of June 2, 2025 (the “June 2025 Subscription Agreements”), relating to the purchase (the “June 2025 PIPE Financing”) by the investors party thereto of (i) 9,993,341 common shares of the Company for a purchase price of $1.84 per share, and (ii) pre-funded warrants to purchase 6,311,006 common shares with an exercise price of $0.01 (the “June 2025 Pre-Funded Warrants”), for a purchase price of $1.84 per common share underlying the June 2025 Pre-Funded Warrants less the exercise price for the June 2025 Pre-Funded Warrants of $0.01 per share. The June 2025 PIPE Financing resulted in aggregate gross proceeds to the Company of approximately $29.9 million, with $18.4 million coming from the issuance of the common stock and $11.5 million coming from the issuance of the pre-funded warrants. Under ASC 815 the Company recognizes the June 2025 Pre-Funded Warrants at fair value as Pre-funded warrant liabilities within its unaudited condensed consolidated balance sheet.

The Company incurred offering expenses related to the June 2025 PIPE Financing of $1.8 million, which were allocated based on the relative fair values of common stock and pre-funded warrants issued. The Company recognized an expense for the amount allocated to the pre-funded warrants of $0.7 million (included as a component of Other expense, net within the unaudited condensed consolidated statement of operations) upon the closing of the offering during the three and six months ended June 30, 2025. The Company recorded the amount allocated to the common stock of $1.1 million as a reduction in additional paid-in capital on its balance sheets as of December 31, 2025.

July 2025 PIPE Financing

On July 1, 2025, the Company entered into subscription agreements, dated as of July 1, 2025 (“July 2025 Subscription Agreements”), relating to the purchase (the “July 2025 PIPE Financing”) by the investors party thereto of (i) 18,264,840 common shares of the Company for a purchase price of $2.19 per share, and (ii) pre-funded warrants to purchase 4,566,210 common shares with an exercise price of $0.01 (the “July 2025 Pre-Funded Warrant”) for a purchase price of $2.19 per common share underlying the July 2025 Pre-Funded Warrant less the exercise price for the July 2025 Pre-Funded Warrant of $0.01 per share. The July 2025 PIPE Financing resulted in aggregate gross proceeds to the Company of approximately $50.0 million, with $40.0 million coming from the issuance of the common stock and $10.0 million coming from the issuance of the pre-funded warrants. Under ASC 815 the Company recognizes the July 2025 Pre-Funded Warrants at fair value as Pre-funded warrant liabilities within its unaudited condensed consolidated balance sheet.

The Company incurred offering expenses related to the July 2025 PIPE Financing of $3.3 million, which were allocated based on the relative fair values of common stock and pre-funded warrants issued. The Company recognized an expense for the amount allocated to the pre-funded warrants of $0.7 million (included as a component of Other expense, net within the unaudited condensed consolidated statement of operations) upon the closing of the offering during the three months ended September 30, 2025. The Company recorded the amount allocated to the common stock of $2.6 million as a reduction in additional paid-in capital on its balance sheets as of December 31, 2025.

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

As of June 30, 2026, there were no shares available for future grants under the 2020 Incentive Plan and any shares subject to outstanding options originally granted under the 2020 Equity Incentive Plan that terminate, expire or lapse for any reason without the delivery of shares to the holder thereof shall become available for issuance pursuant to the 2021 Incentive Plan.

Shares that are expired, terminated, surrendered, or canceled without having been fully exercised will be available for future awards. As of June 30, 2026, 33,530,171 shares were available for future grants under the 2021 Incentive Plan.

As of June 30, 2026, 257,419 HSOP Options were available for future grants under the HSOP Plan.

Stock Option activity under 2020 Incentive Plan and 2021 Incentive Plan

The stock options outstanding noted below consist primarily of both service and performance-based options to purchase common stock. These stock options have a ten-year contractual term. These awards are subject to the risk of forfeiture until vested by virtue of continued employment or service to the Company.

The following is a summary of stock option activity from December 31, 2025 to June 30, 2026:

	Number of Options		Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2025	43,533,126		$3.11	7.40	$75,466
Granted	12,022,424	(i)	3.88
Exercised	(2,454,276)		1.81
Cancelled or forfeited	(840,703)		3.32
Outstanding as of June 30, 2026	52,260,571	(ii)	$3.37	7.51	$126,310
Options exercisable as of June 30, 2026	23,447,102		$4.22	6.06	$51,383

(i)
Consists of 12,022,424 stock options that will vest according to certain time-based vesting conditions.
(ii)
The 28,813,469 unexercisable stock options include (a) 23,355,760 unvested stock options that will continue to vest over various service periods, (b) 4,684,582 unvested stock options that will vest upon the satisfaction of certain performance obligations or market conditions, and (c) 773,127 vested options subject to a lock-up period whereby 1/12th of the underlying shares will be released from the lock-up each calendar month beginning January 2026.

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2026 was $3.17 per option. The weighted-average grant-date fair value of options granted during the six months ended June 30, 2025 was $1.40 per option.

The Company estimates the fair value of each stock option using the Black-Scholes option-pricing model on the date of grant. During the six months ended June 30, 2026 and 2025, the assumptions used in the Black-Scholes option pricing model were as follows:

	June 30,
	2026	2025
Weighted average expected term in years	6.00	5.94
Weighted average expected stock price volatility	103.9%	99.3%
Risk-free interest rate	3.69% - 4.21%	3.80% - 4.47%
Expected dividend yield	0%	0%

For the three months ended June 30, 2026 and 2025, the Company recorded stock-based compensation expense related to stock options of $6.0 million and $2.7 million, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded stock-based compensation expense related to stock options of $10.5 million and $5.8 million, respectively.

As of June 30, 2026, total unrecognized compensation cost related to the unvested stock options was $48.2 million, which is expected to be recognized over a weighted average period of 2.80 years.

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

The following is a summary of restricted stock unit activity from December 31, 2025 to June 30, 2026:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2025	—	$—
Granted	5,234,213	3.80
Vested	—	—
Forfeited	(394,630)	3.81
Unvested at June 30, 2026	4,839,583	$3.80

The Company issued 6,971,912 fully vested RSUs as replacement awards to certain equity award holders in Beckley Psytech as described in Note 4, Acquisitions. The shares underlying the RSUs are subject to a lock-up period whereby approximately 1/12th of the shares will be released from the lock-up each calendar month which began in January 2026, resulting in all shares being freely transferable in January 2027. During the six months ended June 30, 2026, the Company released 3,485,962 shares underlying the replacement RSUs from the lock-up.

For the three months ended June 30, 2026, the Company recognized stock-based compensation expense related to RSUs of $1.4 million and did not recognize any stock-based compensation expense related to RSUs for the three months ended June 30, 2025. For the six months ended June 30, 2026 and 2025, the Company recognized stock-based compensation expense related to RSUs of $2.4 million and $0.2 million, respectively.

As of June 30, 2026, total unrecognized compensation cost related to the unvested stock-based awards was $16.0 million, which is expected to be recognized over a weighted average period of 3.14 years.

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

The following is a summary of stock option activity under the HSOP Plan from December 31, 2025 to June 30, 2026:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2025	6,921,829	$6.64	10.01	$—
Granted	—	—
Exercised	—	—
Cancelled or forfeited	—	—
Outstanding as of June 30, 2026	6,921,829	$6.64	9.51	$—
Options exercisable as of June 30, 2026	6,921,829	$6.64	9.51	$—

As shown above, the Company did not grant any new HSOP options during the three and six months ended June 30, 2026 and 2025, and the Company did not recognize any stock-based compensation expenses related to HSOP options for the three and six months ended June 30, 2026 and 2025.

As of June 30, 2026, there was no unrecognized compensation cost related to any unvested HSOP options.

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

For the three and six months ended June 30, 2026 and 2025, the Company recognized stock-based compensation expense related to EIP options of an immaterial amount.

As of June 30, 2026, there was $0.1 million of total unrecognized stock-based compensation expense related to unvested EIP awards to employees and non-employee directors expected to be recognized over a weighted-average period of approximately 2.90 years.

Stock-Based Compensation Expense

Stock-based compensation expense is allocated to either research and development or general and administrative expense in the unaudited condensed consolidated statements of operations in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified, as applicable.

The following tables summarize the total stock-based compensation expense by function for the three and six months ended June 30, 2026, which includes expense related to stock options and restricted stock unit awards (in thousands):

	Three months ended June 30, 2026
	2021 Incentive Plan	Other Subsidiary EIPs	Total
Research and development	$2,715	$4	$2,719
General and administrative	4,718	2	4,720
Total stock-based compensation expense	$7,433	$6	$7,439

	Six months ended June 30, 2026
	2021 Incentive Plan	Other Subsidiary EIPs	Total
Research and development	$4,818	$14	$4,832
General and administrative	8,049	6	8,055
Total stock-based compensation expense	$12,867	$20	$12,887

The following tables summarize the total stock-based compensation expense by function for the three and six months ended June 30, 2025, which includes expense related to stock options and restricted stock unit awards (in thousands):

	Three months ended June 30, 2025
	2020 and 2021 Incentive Plans	Other Subsidiary EIPs	Total
Research and development	$575	$8	$583
General and administrative	2,094	9	2,103
Total stock-based compensation expense	$2,669	$17	$2,686

	Six months ended June 30, 2025
	2020 and 2021 Incentive Plans	Other Subsidiary EIPs	Total
Research and development	$1,527	$11	$1,538
General and administrative	4,494	9	4,503
Total stock-based compensation expense	$6,021	$20	$6,041

17. Income Taxes

The Company records its quarterly income tax expense by utilizing an estimated annual effective tax rate applied to its period to date earnings as adjusted for any discrete items arising during the quarter. The tax effects for discrete items are recorded in the period in which they occur. For the three months ended June 30, 2026 and 2025, the Company recorded $0.1 million and $0.1 million of income tax expense, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded $0.1 million and $0.2 million of income tax expense, respectively. The income tax expense recorded for the three and six months ended June 30, 2026 relates to the Company’s subsidiaries in the United Kingdom, Germany, and Canada and was driven primarily by discrete tax expenses related to stock-based compensation. The primary difference between the effective tax rate and the statutory tax rate relates to the income tax treatment of stock-based compensation expense, which impacts the current and overall tax expense due to the applicable valuation allowance. The Company continues to maintain a full valuation allowance against its deferred tax assets

18. Net Loss Per Share

Basic and diluted net loss per share attributable to Company stockholders were calculated as follows (in thousands, except share and per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Basic and Diluted EPS
Numerator:
Net loss	$(32,548)	$(27,746)	$(62,350)	$(54,211)
Net loss attributable to noncontrolling interests	(24)	(17)	(44)	(51)
Net loss attributable to AtaiBeckley Inc. stockholders - basic and diluted	$(32,524)	$(27,729)	$(62,306)	$(54,160)
Denominator:
Weighted average common stock outstanding attributable to AtaiBeckley Inc. stockholders - basic and diluted	360,753,298	196,563,699	359,096,616	186,473,494
Net loss per share attributable to AtaiBeckley Inc. stockholders - basic and diluted	$(0.09)	$(0.14)	$(0.17)	$(0.29)

HSOP Shares issued to the HSOP Plan and allocated to the HSOP Participants are not considered outstanding for accounting purposes and not included in the calculation of basic weighted average common stock outstanding in the table above because the HSOP Participants have a forfeitable right to distributions until the HSOP Options vest and are exercised, at which time the right becomes nonforfeitable.

The following also represents the maximum amount of outstanding stock of potentially dilutive securities that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of June 30,
	2026	2025
Options to purchase common stock	52,260,571	48,565,515
HSOP options to purchase common stock	6,921,829	6,921,829
Short-term convertible promissory notes - related parties	—	2,367,200
Short-term convertible promissory notes	—	3,818,704
Pre-funded warrants	10,877,216	6,311,006
Restricted stock units subject to lock-up	3,485,950	—
Unvested restricted stock units	4,839,583	—
	78,385,149	67,984,254

19. Commitments and Contingencies

Research and Development Agreements

The Company may enter into contracts in the normal course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies, and with other vendors for preclinical studies, supplies and other services and products for operating purposes.

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

Australian Research and Development Tax Incentive

During 2026, the Australian Taxation Office (“ATO”) commenced an audit of a refundable research and development tax incentive received by one of the Company's Australian subsidiaries for the year ended December 31, 2022. The ATO’s consideration of the matter remains ongoing, and the Company continues to engage with the ATO through external legal counsel regarding certain matters raised during the audit. As of June 30, 2026, no final assessment has been issued by the ATO. Based on the information currently available, the Company has concluded that recognition of a liability is not appropriate under ASC 450 because it is not probable that a liability has been incurred and any potential repayment cannot currently be reasonably estimated. Accordingly, no liability has been recorded as of June 30, 2026. The Company will continue to evaluate this matter as additional information becomes available.

20. License Agreements

Rizafilm LLC License and Supply Agreement

As described in Note 3, Revenue, in January 2025, the Company, through its wholly-owned subsidiary Nualtis, entered into an APA and a Supply Agreement with Rizafilm. Under the APA, Nualtis sold licensing and intellectual property rights of Nualtis' oral thin film technology and under the Supply Agreement, subject to approval by the FDA, Nualtis will serve as the sole manufacturer of Rizafilm's products over a five year term with an automatic renewal option for an additional five years unless either party provides sufficient written notice.

During the three months ended June 30, 2026 and 2025, the Company recognized $0.3 million and no license revenue, respectively, related to the completion of certain milestones under the APA. During the six months ended June 30, 2026 and 2025, the Company recognized $0.5 million and $0.2 million, respectively, of license revenue related to the completion of certain milestones under the APA.

Psilera Acquisition

In February 2025, the Company entered into an Intellectual Property Assignment & License Agreement with Psilera, Inc. (“Psilera”) under which the Company has acquired Psilera's dimethyltryptamine (“DMT”) patent portfolio, including all granted and pending patents related to DMT and other related psychedelics. In return, the Company paid Psilera an upfront fee of $0.8 million upon execution of the agreement and may also be required to pay Psilera additional consideration upon the achievement of certain regulatory and sales milestones, in addition to certain sales-based royalties over a ten-year period. The Company determined that the transaction was an asset acquisition under ASC 805 and recognized the upfront fee of $0.8 million as Research and development expenses in the unaudited condensed consolidated statement of operations for the six months ended June 30, 2025.

The Company has determined the regulatory and sales milestones meet the requirements of contingent consideration acquired via an asset acquisition. The Company has elected the practical expedient under FASB's Statement 141 for the accounting of the regulatory and sales milestones. Under this guidance, the contingent consideration will be recorded once the contingencies are resolved and the consideration is issued or becomes issuable. In August 2025, Psilera achieved a milestone related to the grant of certain patents by the United States Patent Office. Upon completion of the milestone, the Company paid Psilera $2.3 million, which was recognized as Research and development expenses in the unaudited condensed consolidated statement of operations for the for the three months ended September 30, 2025. The Company may be required to pay Psilera up to an additional $80.0 million upon the completion of certain sales milestones.

During the three and six months ended June 30, 2026 and 2025, the Company did not make any other payments to Psilera in connection with the Psilera Agreement. Additionally, as of June 30, 2026, the Company did not record any contingent liabilities in connection with the Psilera Agreement.

21. Related Party Transactions

atai Formation

In connection with the formation of atai in 2018, the Company entered into a series of transactions with its shareholders Apeiron Investment Group Ltd. (“Apeiron”), the family office of Christian Angermayer, Co-Founder and Chairman of the Company, among other shareholders, contributed their investments in COMPASS, Innoplexus and Juvenescence Ltd. to the Company in exchange for the Company's common stock of equivalent value. Apeiron is the family office of the Company’s co-founder who owns 15.1% and 15.2% of the outstanding common stock in the Company as of June 30, 2026 and December 31, 2025, respectively.

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

For the three months ended June 30, 2026 and 2025, the Company recognized $0.3 million and $0.1 million, respectively, of stock-based compensation included in general and administrative expense in its unaudited condensed consolidated statements of operations related to Mr. Angermayer’s consulting agreement. For the six months ended June 30, 2026 and 2025, the Company recognized $0.6 million and $0.3 million, respectively, of stock-based compensation included in general and administrative expense in its unaudited condensed consolidated statements of operations related to Mr. Angermayer’s consulting agreement.

For both the three months ended June 30, 2026 and 2025, the Company recognized an immaterial amount of stock-based compensation included in general and administrative expense in its unaudited condensed consolidated statements of operations related to Mr. Angermayer's service as Chairman of the board. For both the six months ended June 30, 2026 and 2025, the Company recognized $0.1 million of stock-based compensation included in general and administrative expense in its unaudited condensed consolidated statements of operations related to Mr. Angermayer's service as Chairman of the board.

Amandala Neuro Limited Notes Receivable

As described in Note 7, Notes Receivable, upon the acquisition and consolidation of Beckley Psytech in November 2025, the Company recognized $1.5 million of notes receivable from Amandala, in which the Company owns approximately 33.7%. In June 2026, the Company received approximately $0.7 million from Amandala as a principal repayment under the Amandala Notes Receivable. As of June 30, 2026, the carrying amount of the Amandala Notes Receivable is $1.0 million, with $0.1 million recognized as Prepaid expenses and other current assets and $0.9 million recognized as Other assets within the unaudited condensed consolidated balance sheets.

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

The Company determined that, under ASU 2025-10, the NIDA grant received is a grant related to income. The Company recognizes the grant systematically through earnings as the Company determined that it is probable the Company will comply with the conditions of the grant and that the government grant will be received. Accordingly, the Company recognizes qualifying research and development expenditures under the NIDA grant as a reduction in Research and development expense in the statement of operations. For the three and six months ended June 30, 2026, the Company recognized $0.8 million and $1.5 million, respectively, in qualifying Research and development expenditures, which has been recorded as a reduction in Research and development expense in the unaudited condensed statement of operations. For the three and six months ended June 30, 2025, the Company did not recognize any qualifying Research and development expenditures.

For the three and six months ended June 30, 2026, the Company received $0.4 million and $0.9 million, respectively, of reimbursements from the NIDA grant, which was recognized as a reduction to Prepaid expenses and other current assets in its unaudited condensed consolidated balance sheets. As of June 30, 2026, the Company recognized a grant receivable of $0.8 million in Prepaid expenses and other current assets in its unaudited condensed consolidated balance sheets. From the inception of the grant award in August 2025 to December 31, 2025, the Company did not receive reimbursements from the NIDA grant and recognized a grant receivable of $0.3 million in Prepaid expenses and other current assets in its consolidated balance sheets as of December 31, 2025.

23. Defined Contribution Plan

The Company has a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer a portion of their annual compensation. Employees may make contributions by having the Company withhold a percentage of their salary up to the Internal Revenue Service annual limit. For the three months ended June 30, 2026 and 2025, the Company recognized $0.1 million and $0.1 million, respectively, of related compensation expense. For the six months ended June 30, 2026 and 2025, the Company recognized $0.2 million and $0.2 million, respectively, of related compensation expense.

24. Corporate Restructuring

2025 Restructuring

In March 2025 and November 2025, the Company eliminated approximately 25% and 10%, respectively, of its global workforce as part of a restructuring initiative in order to reduce operational costs and extend the Company's cash runway.

Restructuring expense related to the March 2025 workforce reduction was incurred primarily during the six months ended June 30, 2025, resulting in $1.1 million of restructuring expense, which consisted of $1.1 million of cash expenditures for severance and other employee separation-related costs and an immaterial amount of stock-based compensation expense. Of the restructuring expense for the March 2025 workforce reduction, $0.4 million and $0.7 million were recorded in research and development expenses and general and administrative expenses, respectively, in the unaudited condensed consolidated statement of operations. There was no remaining restructuring liability related to the March 2025 restructuring as of December 31, 2025.

Restructuring expense related to the November 2025 workforce reduction was incurred primarily during the three months ended December 31, 2025, resulting in $1.8 million of restructuring expense, which consisted entirely of cash expenditures for severance and other employee separation-related costs. Of the restructuring expense related to the November 2025 workforce reduction, $0.6 million and $1.2 million were recorded in research and development expenses and general and administrative expenses, respectively, in the unaudited condensed consolidated statement of operations. There was no remaining restructuring liability related to the November 2025 restructuring as of June 30, 2026 and there was a $0.3 million restructuring liability as of December 31, 2025 related to the November restructuring.

A reconciliation of the restructuring accrual and related payments for the six months ended June 30, 2026 is as follows (in thousands):

June 30, 2026
Restructuring accrual as of December 31, 2025	$298
Cash payments of restructuring liabilities	(298)
Ending restructuring liability	$—

A reconciliation of the restructuring charges and related payments for the six months ended June 30, 2025 is as follows (in thousands):

June 30, 2025
Restructuring accrual as of December 31, 2024	$—
Restructuring costs expensed during the period	1,113
Non-cash impact of stock-based compensation	(53)
Cash payments of restructuring liabilities	(713)
Ending restructuring liability	$347

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

The Company's reportable segment net loss, including significant segment expenses, for the three and six months ended June 30, 2026 and 2025 consisted of the following (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
License revenue	$437	$—	$638	$202
Research and development services revenue	1,267	719	2,019	2,072
Total revenue	$1,704	$719	$2,657	$2,274
Research and Development
BPL-003	10,060	—	12,532	—
VLS-01	8,299	3,471	13,805	5,812
EMP-01	1,051	1,783	2,720	2,137
Discovery (Non-hallucinogenic)	491	395	688	765
Other programs(i)	394	2,536	924	5,768
Personnel and employee-related expenses(ii)	4,288	1,960	8,450	4,861
Non-cash share-based compensation expense	2,721	582	4,838	1,543
Depreciation and Amortization	206	60	360	119
Other Expenses(iii)	564	305	1,171	1,415
General and Administrative
Personnel and employee-related expenses(ii)	3,384	2,665	6,394	5,991
Non-cash share-based compensation expense	4,720	2,088	8,069	4,473
Accounting and Tax Fees	1,009	2,221	2,620	3,329
Legal & Intellectual Property Fees	6,316	4,991	10,195	6,930
Insurance	407	413	857	835
Depreciation and Amortization	6	166	40	324
Other Expenses(iii)	1,929	2,355	4,038	3,615
Interest income	79	248	157	434
Interest expense	—	(264)	—	(1,164)
Other segment items(iv)	11,514	(2,457)	12,537	(7,838)
Segment and consolidated net loss	$(32,548)	$(27,746)	$(62,350)	$(54,211)

(i) Includes direct expenses related to RL-007, PCN-101, IBX-210, Nualtis, and other discovery programs.
(ii) Includes labor, benefits, and personnel-based restructuring expenses.
(iii) Includes professional consulting services, facilities costs, technology and communication costs, and other general and administrative costs.
(iv) Includes benefit from research and development tax credits, change in fair value of assets and liabilities, net, change in fair value of digital assets, foreign exchange gains (losses), net, other income (expense), net, and provision for income taxes.

26. Subsequent Events

Lilly Merger Agreement

On July 15, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Eli Lilly and Company, an Indiana corporation (“Lilly”), and Albali Acquisition Corporation, a Delaware corporation and indirect wholly owned subsidiary of Lilly (“Merger Sub”), pursuant to which, subject to satisfaction or waiver of the conditions therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving as a wholly owned subsidiary of Lilly.

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, at the effective time of the Merger (the “Effective Time”) each share of the Company’s common stock, par value $0.01 per share, issued and outstanding immediately prior to the Effective Time (other than (x) shares held in the treasury of the Company, owned by the Company or any of its subsidiaries, or owned by Lilly, Merger Sub or any of their wholly owned subsidiaries, and (y) Dissenting Shares (as defined in the Merger Agreement)) will be converted into the right to receive (i) $6.75 in cash, without interest and less applicable tax withholdings, plus (ii) one contingent value right (each, a “CVR” and collectively, the “CVRs”), representing the right to receive up to an aggregate of $2.50 in cash per CVR upon achievement, if any, of specified clinical and regulatory milestones, payable in accordance with the terms of a Contingent Value Rights Agreement to be entered into between Lilly and a rights agent selected by Lilly and reasonably acceptable to the Company, less any applicable tax withholding. Each CVR will entitle its holder to the following cash payments conditioned on achievement within specific time periods: (1) up to $1.00 per share upon initiation of a Phase 3 clinical trial of VLS-01 prior to the 4th anniversary of the Closing (as defined in the Merger Agreement), (2) up to $0.50 per share upon U.S. regulatory approval and Drug Enforcement Agency (“DEA”) rescheduling of BPL-003 prior to the 5th anniversary of the Closing and (3) up to $1.00 per share upon U.S. regulatory approval and DEA rescheduling of VLS-01 prior to the 7th anniversary of the Closing. There can be no assurance that any payments will be made with respect to the CVR.

The Merger Agreement contains customary covenants and agreements, including with respect to the operations of the business of the Company between signing and closing. The Merger is expected to close in the third quarter of 2026, subject to customary closing conditions, including approval by the Company’s stockholders and regulatory approvals. The Merger is not subject to any financing condition. The Merger Agreement includes customary termination rights for the Company and Lilly. Upon termination of the Merger Agreement in certain circumstances, the Company will be required to pay Lilly a termination fee of $104.3 million.

On July 15, 2026, in connection with the execution and delivery of the Merger Agreement, Lilly entered into separate voting and support agreements (collectively, the “Support Agreements”) with (1) each of the Company’s directors and officers (the “D&O Signatories”) and (2) Apeiron Investment Group Ltd. (together with the D&O Signatories, the “Support Agreement Signatories”). The Support Agreements provide that, among other things, each of the Support Agreement Signatories has agreed (i) to vote all of the shares of the Company’s common stock held by such stockholder in favor of the adoption and approval of the Merger Agreement, subject to certain exceptions (including the valid termination of the Merger Agreement), (ii) not to transfer such shares of common stock, subject to certain exceptions, and (iii) to certain other restrictions on its ability to take actions with respect to the Company and its shares of the Company’s common stock.

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

Proposed Acquisition by Eli Lilly and Company

On July 15, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Eli Lilly and Company, an Indiana corporation (“Lilly”), and Albali Acquisition Corporation, a Delaware corporation and indirect wholly owned subsidiary of Lilly (“Merger Sub”), pursuant to which, subject to satisfaction or waiver of the conditions therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving as a wholly owned subsidiary of Lilly.

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, at the effective time of the Merger (the “Effective Time”) each share of AtaiBeckley’s common stock, par value $0.01 per share, issued and outstanding immediately prior to the Effective Time (other than (x) shares held in the treasury of the Company, owned by the Company or any of its subsidiaries, or owned by Lilly, Merger Sub or any of their wholly owned subsidiaries, and (y) Dissenting Shares (as defined in the Merger Agreement)) will be converted into the right to receive (i) $6.75 in cash, without interest and less applicable tax withholdings, plus (ii) one contingent value right (each, a “CVR” and collectively, the “CVRs”), representing the right to receive up to an aggregate of $2.50 in cash per CVR upon achievement, if any, of specified clinical and regulatory milestones, payable in accordance with the terms of a Contingent Value Rights Agreement to be entered into between Lilly and a rights agent selected by Lilly and reasonably acceptable to the Company, less any applicable tax withholding. Each CVR will entitle its holder to the following cash payments conditioned on achievement within specific time periods: (1) up to $1.00 per share upon initiation of a Phase 3 clinical trial of VLS-01 prior to the 4th anniversary of the Closing (as defined in the Merger Agreement), (2) up to $0.50 per share upon U.S. regulatory approval and Drug Enforcement Agency (“DEA”) rescheduling of BPL-003 prior to the 5th anniversary of the Closing and (3) up to $1.00 per share upon U.S. regulatory approval and DEA rescheduling of VLS-01 prior to the 7th anniversary of the Closing. There can be no assurance that any payments will be made with respect to the CVR.

The transaction is not subject to any financing condition and is expected to close in the third quarter of 2026, subject to approval by AtaiBeckley stockholders and satisfaction of other customary closing conditions, including regulatory approvals. For additional information, see Note 26, Subsequent Events in our unaudited condensed consolidated financial statements appearing under Part I, Item 1 and Part II, Item 1A, Risk Factors.

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

We have built a diversified pipeline of investigational psychedelic-based neuroplastogens designed to address some of the most urgent unmet needs in mental health. Our programs include:

•
BPL-003: Mebufotenin (5-MeO-DMT) benzoate nasal spray;
•
VLS-01: Dimethyltryptamine (“DMT”) buccal film;
•
EMP-01: Oral R-enantiomer of 3,4-methylenedioxy-methamphetamine (“R-MDMA”); and
•
A drug discovery program to identify novel, non-hallucinogenic 5-HT2AR agonists

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

Our Pipeline

Our pipeline includes wholly owned psychedelic-based product candidates across multiple neuropsychiatric indications, including depression and anxiety. The following summarizes the status of our programs as of the date of this Quarterly Report:

BPL-003: Mebufotenin benzoate nasal spray

•
BPL-003 Phase 3 activities in treatment-resistant depression (“TRD”) have been initiated
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

VLS-01: DMT buccal film

•
Elumina Phase 2b study in TRD advancing with last patient dosed; topline results anticipated in Q4 2026

EMP-01: Oral R-MDMA

•
EMP-01 Phase 2a study in SAD completed; topline and additional Phase 2a results previously reported

Discovery

•
Novel, non-hallucinogenic 5-HT2A/2C agonist program received Notice of Award under NIDA-funded grant for opioid use disorder; enters second year of milestone-driven development

Components of Our Results of Operations

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

Research and development services revenue

Nualtis also recognizes revenue from various research and development agreements. In these agreements, Nualtis is responsible for performing research and development services for customers interested in leveraging Nualtis' novel oral thin film technology for drug delivery. Many of these agreements provide Nualtis either the option or the right to serve as the sole manufacturer of these drugs upon regulatory approval.

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
•
payments made in connection with third-party licensing agreements; and
•
depreciation, amortization, and other direct or allocated expenses, including rent, insurance, and other operating costs, incurred as a result of our research and development activities.

Research and development costs are expensed as incurred. We account for non-refundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been received. Qualifying research and development expenditures reimbursements under government grants are netted against research and development expenses as incurred.

Our direct research and development expenses are tracked on a program-by-program basis for our product candidates and consist primarily of external costs, such as fees paid to outside consultants, CROs, contract manufacturing organizations (“CMOs”), and research laboratories in connection with our preclinical development, process development, manufacturing, and clinical development activities. Our direct research and development expenses by program also include fees incurred under third-party license agreements.

Certain internal research and development expenses consisting of employee and contractor-related costs are not allocated to specific product candidate programs because these costs are deployed across multiple product candidate programs under research and development expense.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Assuming we continue to operate as an independent company, we expect that our research and development expenses will continue to increase for the foreseeable future in connection with our planned preclinical and clinical development activities in the near term and in the future.

The successful development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of these product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from our product candidates. This is due to the numerous risks and uncertainties associated with developing products, including the uncertainty of whether (i) any clinical trials will be conducted or progress as planned or completed on schedule, if at all, (ii) we obtain regulatory approval for our product candidates, and (iii) we successfully commercialize product candidates.

General and administrative expenses

General and administrative expenses consist primarily of employee-related expenses, including salaries, related benefits, and stock-based compensation, for personnel in our executive, finance, legal, business development, and administrative functions. General and administrative expenses also include legal fees relating to corporate matters and intellectual property, professional fees for accounting, auditing, tax, human resources, administrative consulting services, insurance costs, information technology-related expenses, travel expenses, and facility-related expenses, which include direct depreciation costs and allocated expenses for office rent and other operating costs. General and administrative expenses also reflect sublease income that is used to offset the cost for facility rent and other operating costs.

Other income (expense), net

Interest income

Interest income consists of interest earned on cash balances held in interest-bearing accounts. We expect that our interest income will fluctuate based on the timing and ability to raise additional funds as well as the amount of expenditures for the research and development of our product candidates and ongoing business operations.

Interest expense

Interest expense consists of interest expense incurred in connection with our 2022 term loan facility with Hercules Capital, Inc. (the “2022 Term Loan Facility”), which was terminated in May 2025.

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

Change in fair value of securities carried at fair value

Change in fair value of securities consists of changes in fair value of our available for sale securities, for which we have elected the fair value option.

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

Gain on other investments

Gain on other investments consists of a gain recognized on our additional investment in Beckley Psytech upon the issuance of deferred shares pursuant to the deferred payment escrow agreement, dated as of January 3, 2024, with Beckley Psytech (“Escrow Agreement”).

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

Foreign exchange gain (loss), net

Foreign exchange gain, net consists of the impact of changes in foreign currency exchange rates on our foreign exchange denominated assets and liabilities, relative to the U.S. dollar. The impact of foreign currency exchange rates on our results of operations fluctuates period over period based on our foreign currency exposures resulting from changes in applicable exchange rates associated with our foreign denominated assets and liabilities.

Other income (expense), net

Other expense, net consists principally of the changes in the carrying values of our assets and liabilities, issuance costs allocated to warrant liabilities, and net gains (losses) recognized on the sale of certain of our assets.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025 (unaudited)

	For the three months ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
License revenue	$437	$—	$437	100%
Research and development services revenue	1,267	719	548	76%
Total revenue	$1,704	$719	$985	137%
Operating expenses:
Research and development	28,074	11,092	16,982	153%
General and administrative	17,771	14,900	2,871	19%
Total operating expenses	45,845	25,992	19,853	76%
Loss from operations	(44,141)	(25,273)	(18,868)	75%
Other income (expense), net:
Interest income	79	248	(169)	(68%)
Interest expense	—	(264)	264	(100%)
Benefit from research and development tax credits	2,419	28	2,391	8539%
Change in fair value of assets and liabilities, net	10,039	(7,005)	17,044	(243%)
Gain on other investments	—	3,794	(3,794)	(100%)
Change in fair value of digital assets, net	(904)	1,428	(2,332)	(163%)
Loss on extinguishment of debt	—	(1,317)	1,317	(100%)
Foreign exchange gain (loss), net	(52)	1,460	(1,512)	(104%)
Other income (expense), net	76	(752)	828	(110%)
Total other income (expense), net:	11,657	(2,380)	14,037	(590%)
Net loss before income taxes	(32,484)	(27,653)	(4,831)	17%
Provision for income taxes	(64)	(93)	29	(31%)
Net loss	$(32,548)	$(27,746)	$(4,802)	17%
Net loss attributable to noncontrolling interests	(24)	(17)	(7)	40%
Net loss attributable to AtaiBeckley Inc. stockholders	$(32,524)	$(27,729)	$(4,795)	17%

Revenue

License Revenue

We recognized $0.4 million of license revenue for the three months ended June 30, 2026, primarily related to Nualtis' license agreements with Rizafilm LLC. We did not recognize any license revenue for the three months ended June 30, 2025.

Research and Development Services Revenue

We recognized $1.3 million and $0.7 million of research and development services revenue for the three months ended June 30, 2026 and 2025, respectively, related to certain research and development services performed by Nualtis for its customers.

Operating expenses

Research and Development Expenses

The table and discussion below present research and development expenses for the three months ended June 30, 2026 and 2025:

	For the three months ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Direct research and development expenses by program:
BPL-003	$10,060	$—	$10,060	100%
VLS-01	8,299	3,471	4,828	139%
EMP-01	1,051	1,783	(732)	(41%)
Discovery	491	395	96	24%
Other Programs	394	2,536	(2,142)	(84%)
Unallocated research and development expenses:
Personnel expenses	7,009	2,543	4,466	176%
Professional and consulting services	82	94	(12)	(13%)
Rent and facilities related costs	188	174	14	8%
Other	294	36	258	717%
Depreciation and amortization	206	60	146	243%
Total research and development expenses	$28,074	$11,092	$16,982	153%

Research and development expenses were $28.1 million for the three months ended June 30, 2026, compared to $11.1 million for the three months ended June 30, 2025. The increase of $17.0 million was primarily attributable to a $12.1 million net increase in the direct costs of our programs as discussed below, a $4.5 million increase in personnel and related expenses (inclusive of a $2.1 million increase in stock-based compensation) primarily driven by increased headcount following our strategic combination with Beckley Psytech in November 2025, a $0.3 million increase in other expenses, and a $0.1 million increase in depreciation expense.

BPL-003: Mebufotenin for TRD

The costs attributed to BPL-003 represent direct costs related to the ongoing development activities of BPL-003, which have initiated Phase 3 activities in the second quarter of 2026. Direct costs include $8.3 million of clinical development and related costs, $1.5 million of manufacturing costs, and $0.3 million of preclinical development costs.

VLS-01: DMT for TRD

The $4.8 million increase in direct costs for our VLS-01 program was primarily due to a $4.4 million increase in clinical development and related costs for our Elumina trial, the randomized, double-blind, placebo-controlled Phase 2b clinical trial of VLS-01, a $0.3 million increase in manufacturing costs, and a $0.1 million increase in preclinical development costs.

EMP-01: R-MDMA for SAD

The $0.7 million decrease in direct costs for our EMP-01 program was primarily due to a $1.3 million decrease in clinical development costs relating to our completed exploratory, randomized, double-blind, placebo-controlled Phase 2a study in the United Kingdom that assessed the safety, tolerability and efficacy of EMP-01. These costs were partially offset by a $0.5 million increase in manufacturing costs, and a $0.1 million increase in preclinical development costs.

Discovery

The $0.1 million net increase in discovery costs was primarily due to a $0.9 million increase in preclinical development costs related to our novel 5-HT2A receptor agonists. These costs were partially offset by a $0.8 million decrease in our discovery program’s research and development expenses as certain expenses qualified for reimbursement under our National Institute on Drug Abuse, part of the National Institutes of Health.

Other Programs

The $2.1 million decrease in direct costs for our other programs was primarily due to a $2.1 million decrease in direct costs for our RL-007 program, which is driven by a decrease in clinical development and related costs for our completed Phase 2b clinical trial for RL-007 in cognitive impairment associated with schizophrenia and a $0.3 million decrease in direct costs for Nualtis. These decreases were partially offset by a $0.3 million increase related to various other programs.

General and Administrative Expenses

General and administrative expenses were $17.8 million for the three months ended June 30, 2026 compared to $14.9 million for the three months ended June 30, 2025. The $2.9 million increase was largely attributable to a $2.7 million increase in personnel and related costs (inclusive of a $2.6 million increase in stock-based compensation) and a $0.2 million increase in legal, intellectual property, and professional service expenses.

Other income (expense), net

Interest income

Interest income for the three months ended June 30, 2026 and 2025 primarily consisted of interest earned on our cash balances. We recognized interest income of $0.1 million and $0.2 million for the three months ended June 30, 2026 and 2025, respectively.

Interest expense

We did not recognize interest expense for the three months ended June 30, 2026. We recognized $0.3 million of interest expense for the three months ended June 30, 2025, which consisted of interest expense incurred in connection with our 2022 Term Loan Facility that was terminated in May 2025.

Benefit from research and development tax credits

We recognized, in total, $2.4 million in research and development tax credits from tax authorities in Canada, Australia, and the United Kingdom for the three months ended June 30, 2026. We recognized an immaterial benefit for research and development tax credits from tax authorities in Canada and Australia for the three months ended June 30, 2025.

Change in fair value of assets and liabilities, net:

Changes in fair value of assets and liabilities, net consisted of the following for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,
	2026	2025
Change on fair value of securities carried at fair value	$1,620	$634
Change in fair value of other investments held at fair value	27,237	(2,381)
Change in fair value of short-term convertible promissory notes - related party	—	(1,175)
Change in fair value of short-term convertible promissory notes	—	(1,874)
Change in fair value of pre-funded warrant liabilities	(18,818)	(2,209)
Change in fair value of assets and liabilities, net	$10,039	$(7,005)

Gain on other investments

We did not recognize a gain on other investments for the three months ended June 30, 2026. Gain on other investments for the three months ended June 30, 2025 consists of a $3.8 million gain related to our investment in Beckley Psytech, which was recognized upon the issuance of the deferred shares pursuant to the Escrow Agreement.

Change in fair value of digital assets, net

We recognized a $0.9 million loss and a $1.4 million gain for the three months ended June 30, 2026 and 2025, respectively, related to the change in fair value of our digital assets.

Loss on extinguishment of debt

We did not recognize any loss on extinguishment of debt for the three months ended June 30, 2026. Loss on extinguishment of debt for the three months ended June 30, 2025 was $1.3 million, which is related to our early repayment of all outstanding obligations under the 2022 Term Loan Facility in May 2025.

Foreign exchange gain (loss), net

We recognized an immaterial loss related to foreign currency exchange rates for the three months ended June 30, 2026 and a $1.5 million gain related to foreign currency exchange rates for the three months ended June 30, 2025. This was due to the impact of fluctuations in the foreign currency exchange rate between the Euro, Canadian Dollar, Australian Dollar, Pound Sterling, and the U.S. dollar on our foreign denominated balances.

Other income (expense), net

Other income, net for the three months ended June 30, 2026 was $0.1 million, which is driven by the change in our expected credit loss for certain notes receivable we hold with Amandala Neuro Limited. Other expense, net for the three months ended June 30, 2025 was $0.8 million, which was related to $0.7 million of issuance costs allocated to pre-funded warrant liabilities issued pursuant to the June 2025 PIPE Financing (see Note 15, Stockholders’ Equity in our unaudited condensed consolidated financial statements appearing under Part I, Item 1 for further information) (the “June 2025 PIPE Financing”) and $0.1 million from the disposal of certain fixed assets.

Provision for income taxes

We incurred a $0.1 million provision for income tax expense for both the three months ended June 30, 2026 and 2025. Our current income tax expense relates to tax expense of subsidiaries in the United States, Germany, and the United Kingdom. We recognized no deferred tax expense for three months ended June 30, 2026 and 2025, respectively. Given our early-stage development and lack of prior earnings history, we have a full valuation allowance primarily related to U.S. and foreign tax loss carryforwards, capitalized research and experimental costs, and stock-based compensation timing differences that we consider more-likely-than-not not to be realized.

Comparison of the Six Months Ended June 30, 2026 and 2025 (unaudited)

	For the six months ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
License revenue	$638	$202	$436	216%
Research and development services revenue	2,019	2,072	(53)	(3%)
Total revenue	$2,657	$2,274	$383	17%
Operating expenses:
Research and development	45,488	22,420	23,068	103%
General and administrative	32,213	25,497	6,716	26%
Total operating expenses	77,701	47,917	29,784	62%
Loss from operations	(75,044)	(45,643)	(29,401)	64%
Other income (expense), net:
Interest income	157	434	(277)	(64%)
Interest expense	—	(1,164)	1,164	(100%)
Benefit from research and development tax credits	3,160	56	3,104	5543%
Change in fair value of assets and liabilities, net	12,630	(12,502)	25,132	(201%)
Gain on other investments	—	3,794	(3,794)	(100%)
Change in fair value of digital assets, net	(2,873)	1,216	(4,089)	(336%)
Loss on extinguishment of debt	—	(1,317)	1,317	(100%)
Foreign exchange gain (loss), net	(460)	1,916	(2,376)	(124%)
Other income (expense), net	165	(752)	917	(122%)
Total other income (expense), net:	12,779	(8,319)	21,098	(254%)
Net loss before income taxes	(62,265)	(53,962)	(8,303)	15%
Provision for income taxes	(85)	(249)	164	(66%)
Net loss	$(62,350)	$(54,211)	$(8,139)	15%
Net loss attributable to noncontrolling interests	(44)	(51)	7	(14%)
Net loss attributable to AtaiBeckley Inc. stockholders	$(62,306)	$(54,160)	$(8,146)	15%

Revenue

License Revenue

We recognized $0.6 million and $0.2 million of license revenue for the six months ended June 30, 2026 and 2025, respectively, primarily related to Nualtis' license agreements with Rizafilm LLC.

Research and Development Services Revenue

We recognized $2.0 million and $2.1 million of research and development services revenue for the six months ended June 30, 2026 and 2025, respectively, related to certain research and development services performed by Nualtis for its customers.

Operating expenses

Research and Development Expenses

The table and discussion below present research and development expenses for the six months ended June 30, 2026 and 2025:

	For the six months ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Direct research and development expenses by program:
BPL-003	$12,532	$—	$12,532	100%
VLS-01	13,805	5,812	7,993	138%
EMP-01	2,720	2,137	583	27%
Discovery	688	765	(77)	(10%)
Other Programs	924	5,768	(4,844)	(84%)
Unallocated research and development expenses:
Personnel expenses	13,287	6,404	6,883	107%
Professional and consulting services	174	216	(42)	(19%)
Rent and facilities related costs	428	349	79	23%
Other	570	850	(280)	(33%)
Depreciation and amortization	360	119	241	203%
Total research and development expenses	$45,488	$22,420	$23,068	103%

Research and development expenses were $45.5 million for the six months ended June 30, 2026, compared to $22.4 million for the six months ended June 30, 2025. The increase of $23.1 million was primarily attributable to a $16.2 million net increase in the direct costs of our programs as discussed below, a $6.9 million increase in personnel and related expenses (inclusive of a $3.3 million increase in stock-based compensation and a $0.4 million decrease in restructuring charges) primarily driven by increased headcount following our strategic combination with Beckley Psytech in November 2025, a $0.1 million increase in facility related costs, and a $0.2 million increase in depreciation expense. These increases were partially offset by a $0.3 million decrease in other expenses and professional and consulting services, which is driven by a $0.8 million milestone payment to Psilera, Inc. (“Psilera”) in February 2025 pursuant to an intellectual property assignment and license agreement.

BPL-003: Mebufotenin for TRD

The costs attributed to BPL-003 represent direct costs related to the ongoing development activities of BPL-003, which initiated Phase 3 activities in the second quarter of 2026. Direct costs include $10.2 million of clinical development and related costs, $1.9 million of manufacturing costs, and $0.4 million of preclinical development costs.

VLS-01: DMT for TRD

The $8.0 million increase in direct costs for our VLS-01 program was primarily due to a $7.1 million increase in clinical development and related costs for our Elumina trial, the randomized, double-blind, placebo-controlled Phase 2b clinical trial of VLS-01, a $0.7 million increase in related manufacturing costs, and a $0.2 million increase in preclinical development costs.

EMP-01: R-MDMA for SAD

The $0.6 million net increase in direct costs for our EMP-01 program was primarily due to a $1.0 million increase in manufacturing costs and a $0.2 million increase in preclinical development costs. These costs were partially offset by a $0.6 million decrease in clinical development costs relating to our completed exploratory, randomized, double-blind, placebo-controlled Phase 2a study in the United Kingdom that assessed the safety, tolerability and efficacy of EMP-01.

Discovery

The $0.1 million net decrease in discovery costs was primarily due to a $1.5 million reduction in our research and development expenses related to our discovery program as certain expenses qualified for reimbursement under our National Institute on Drug Abuse, part of the National Institutes of Health. This decrease was partially offset by a $1.4 million increase in preclinical development costs related to our novel 5-HT2A receptor agonists.

Other Programs

The $4.9 million decrease in direct costs for our other programs was primarily due to a $4.0 million decrease in direct costs for our RL-007 program as a result of a decrease in clinical development and related costs for our Phase 2b clinical trial for RL-007 in cognitive impairment associated with schizophrenia. The decrease also includes a $0.5 million decrease in our direct costs for Nualtis and a $0.3 million decrease in various other programs.

General and Administrative Expenses

General and administrative expenses were $32.2 million for the six months ended June 30, 2026 compared to $25.5 million for the six months ended June 30, 2025. The $6.7 million increase was largely attributable to a $3.4 million increase in legal, intellectual property, and professional service expenses and a $3.3 million increase in personnel and related costs (inclusive of a $3.6 million increase in stock-based compensation and a $0.7 million decrease in restructuring charges).

Other income (expense), net

Interest income

Interest income for the six months ended June 30, 2026 and 2025 primarily consisted of interest earned on our cash balances. We recognized interest income of $0.2 million and $0.4 million for the six months ended June 30, 2026 and 2025, respectively.

Interest expense

We did not recognize interest expense for the six months ended June 30, 2026. We recognized $1.2 million of interest expense for the six months ended June 30, 2025, which consisted of interest expense incurred in connection with our 2022 Term Loan Facility that was terminated in May 2025.

Benefit from research and development tax credits

We recognized, in total, $3.1 million in research and development tax credits from tax authorities in Canada, Australia, and the United Kingdom for the six months ended June 30, 2026. We recognized $0.1 million of research and development tax credits from tax authorities in Canada and Australia for the six months ended June 30, 2025.

Change in fair value of assets and liabilities, net:

Changes in fair value of assets and liabilities, net consisted of the following for the six months ended June 30, 2026 and 2025:

	For the six months ended June 30,
	2026	2025
Change on fair value of securities carried at fair value	$3,228	$1,093
Change in fair value of other investments held at fair value	22,238	(8,214)
Change in fair value of short-term convertible promissory notes - related party	—	(1,224)
Change in fair value of short-term convertible promissory notes	—	(1,947)
Change in fair value of pre-funded warrant liabilities	(12,835)	(2,209)
Change in fair value of assets and liabilities, net	$12,630	$(12,502)

Gain on other investments

We did not recognize a gain on other investments for the six months ended June 30, 2026. Gain on other investments for the six months ended June 30, 2025 consists of a $3.8 million gain related to our investment in Beckley Psytech which was recognized upon the issuance of the deferred shares pursuant to the Escrow Agreement.

Change in fair value of digital assets, net

We recognized a $2.9 million loss and a $1.2 million gain, respectively, for the six months ended June 30, 2026 and 2025 related to the change in fair value of our digital assets.

Loss on extinguishment of debt

We did not recognize any loss on extinguishment of debt for the six months ended June 30, 2026. Loss on extinguishment of debt for the six months ended June 30, 2025 was $1.3 million, which is related to our early repayment of all outstanding obligations under the 2022 Term Loan Facility in May 2025.

Foreign exchange gain (loss), net

We recognized a $0.5 million loss and $1.9 million gain related to foreign currency exchange rates for the six months ended June 30, 2026, and 2025, respectively. This was due to the impact of fluctuations in the foreign currency exchange rate between the Euro, Canadian Dollar, Pound Sterling, Australian Dollar, and the U.S. dollar on our foreign denominated balances.

Other income (expense), net

We recognized Other income, net of $0.2 million for the six months ended June 30, 2026, which is driven by the change in our expected credit loss for certain notes receivable we hold with Amandala Neuro Limited. Other expense, net for the six months ended June 30, 2025 was $0.8 million, which is related to $0.7 million of issuance costs allocated to pre-funded warrant liabilities issued pursuant to the June 2025 PIPE Financing and $0.1 million from the disposal of certain fixed assets.

Provision for income taxes

We incurred $0.1 million and a $0.2 million of current income tax expense for the six months ended June 30, 2026 and 2025, respectively. Our current income tax expense relates to tax expense of subsidiaries in the United States, Germany, and the United Kingdom. Given our early-stage development and lack of prior earnings history, we have a full valuation allowance primarily related to U.S. and foreign tax loss carryforwards, capitalized research and experimental costs, and stock-based compensation timing differences that we consider more-likely-than-not not to be realized.

Liquidity and Capital Resources

Overview

For the six months ended June 30, 2026 and 2025, we had net losses attributable to our stockholders of $62.3 million and $54.2 million, respectively. As of June 30, 2026 and December 31, 2025, our accumulated deficit was $1.4 billion and $1.4 billion, respectively. We expect to continue to incur losses and operating cash outflows for the foreseeable future as we continue advancing our product candidates through clinical development. Our primary sources of liquidity are our cash and cash equivalents, short-term securities, investments, digital assets and sales of common stock. We maintain cash balances with financial institutions in excess of insured limits.

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

Our ability to generate sufficient product revenue to achieve profitability will depend substantially on the successful development and eventual commercialization, if any, of product candidates. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. In the event the Merger is not completed, we expect to finance our cash needs through a combination of equity or debt financings, collaboration arrangements, license agreements, other business development opportunities with third parties and government grants. We recognize revenue from license and research and development arrangements through Nualtis.

Sources of Liquidity

Investments

A potential source of non-dilutive funding resides in our investment in COMPASS's ADS, subject to market conditions. Based on quoted market prices, the market value of our ownership in COMPASS was $34.0 million as of June 30, 2026.

Digital Assets

A potential source of non-dilutive funding resides in our investment in digital assets, subject to market conditions, volatility, and price fluctuations. Based on quoted market prices, the market value of our ownership in Bitcoin was $5.9 million as of June 30, 2026.

ATM Program

On March 6, 2026, we entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which we could issue and sell our common stock from time to time through an “at the market” equity offering program under which Jefferies would act as sales agent. The common stock to be sold pursuant to the Sales Agreement, if any, was to be issued pursuant to our registration statement on Form S-3 (File No. 333-294124) and related prospectus supplement contained therein that were filed on March 9, 2026 with the Securities and Exchange Commission. The Sales Agreement was subsequently terminated pursuant to its terms in connection with the Company’s entry into the Merger Agreement. There were no sales under the Sales Agreement during the six months ended June 30, 2026. See Note 15, Stockholders’ Equity, in our unaudited condensed consolidated financial statements appearing under Part I, Item 1 for more information.

Liquidity Risks

As of June 30, 2026, we had cash and cash equivalents of $168.8 million and short-term securities of $23.0 million. Based on our current operating plan as a standalone entity, we believe our available cash and cash equivalents and marketable securities, will be sufficient to fund our planned level of operations for at least the next 12 months. As discussed above, we expect that our pending Merger will close in the third quarter of 2026.

We expect to continue to incur substantial additional expenditures in the near term to support our ongoing activities. Additionally, we have incurred and expect to continue to incur additional costs as a result of operating as a public company. We expect to continue to incur net losses for the foreseeable future. In the event the Merger is not completed, our ability to fund our product development and clinical operations as well as commercialization of our product candidates, will depend on the amount and timing of cash received from planned financings.

Our future capital requirements will depend on many factors, including:

•
our ability to complete the Merger;
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

In the event the Merger is not completed, we expect to finance our operations through a combination of equity financings, debt financings, collaborations with other companies and other strategic transactions. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2026 and 2025:

	June 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(56,363)	$(31,935)
Net cash provided by (used in) investing activities	136,937	(1,230)
Net cash provided by financing activities	3,457	67,362
Effect of foreign exchange rate changes on cash	(524)	238
Net increase in cash, cash equivalents, and restricted cash	$83,507	$34,435

Net Cash Used in Operating Activities

Net cash used in operating activities was $56.4 million for the six months ended June 30, 2026, which consisted of a net loss of $62.4 million, adjusted by noncash charges adjustments of $6.8 million and $0.8 million net cash outflow related to the change in operating assets and liabilities. The noncash charges primarily consisted of $12.9 million related to stock-based compensation, $2.9 million noncash loss related to the change in fair value of digital assets, $0.4 million noncash loss related to unrealized foreign exchange revaluation, $0.3 million of depreciation and amortization, and $0.1 million of non-cash lease expense. These losses were partially offset by $9.7 million gain related to the change in fair value of assets and liabilities, net and $0.2 million of other noncash income. The $0.8 million net cash outflow from the change in operating assets and liabilities were primarily due to a $6.5 million increase in other assets, $0.9 million decrease in deferred revenue, $0.1 million decrease in accrued liabilities, and $0.1 million increase in prepaid expenses and other assets, offset by a $6.7 million increase in accounts payable.

Net cash used in operating activities was $31.9 million for the six months ended June 30, 2025, which consisted of a net loss of $54.2 million, adjusted by non-cash charges and other adjustments of $16.2 million and a net cash inflow of $6.1 million related to the change in operating assets and liabilities. The non-cash charges primarily consisted of a $13.4 million loss related to the change in fair value of assets and liabilities, net, $6.0 million related to stock-based compensation, $1.3 million related to non-cash loss on the extinguishment of debt, $0.9 million related to other non-cash expenses, $0.7 million related to issuance costs allocated to pre-funded warrant liabilities issued pursuant to the June 2025 PIPE Financing, $0.4 million of depreciation and amortization, $0.2 million of non-cash lease expense, and $0.2 million related to amortization of debt discount. These losses were partially offset by $3.8 million non-cash gain related to other investments, $1.9 million non-cash gain related to unrealized foreign exchange revaluation, and $1.2 million non-cash gain related to the change in fair value of digital assets. The net cash inflow of $6.1 million from the change in operating assets and liabilities were primarily due to a $4.0 million increase in accrued liabilities, $1.3 million decrease in prepaid expenses and other assets, and $0.8 million increase in accounts payable.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $136.9 million for the six months ended June 30, 2026, primarily driven by $112.6 million of cash received from the sale of our UBS investments, $23.7 million of cash received for the sale of our COMPASS ADS, and $0.6 million for the proceeds from the repayment of our notes receivable.

Net cash used in investing activities was $1.2 million for the six months ended June 30, 2025, primarily driven by $10.0 million of cash paid for our investment in Beckley Psytech, $5.0 million of cash paid for the acquisition of digital assets, $0.8 million of cash paid for Psilera asset acquisition, and $0.4 million of cash paid for property and equipment. These were partially offset by $11.1 million of proceeds from the sale and maturity of investments carried at fair value and $3.9 million of proceeds from the sale of our COMPASS Pathways plc.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $3.5 million for the six months ended June 30, 2026, driven by $3.5 million in proceeds from stock option exercises.

Net cash provided by financing activities was $67.3 million for the six months ended June 30, 2025, primarily driven by the $78.2 million of net cash proceeds from the issuance of common stock related to our February 2025 equity offering and June 2025 PIPE Financing, $11.5 million of proceeds from the issuance of pre-funded warrants related to the June 2025 PIPE Financing, and $1.6 million in proceeds from stock option exercises. These were offset by $21.8 million paid for the extinguishment of our 2022 Term Loan Facility and $2.2 million paid for common stock and pre-funded warrant issuance costs related to our February 2025 equity offering and June 2025 PIPE Financing.

Material Cash Requirements from Known Contractual and Other Obligations and Commitments

Our material commitments and obligations were reported in our Annual Report. As of June 30, 2026, there has been no change in our material commitments and obligations that were previously reported in our Annual Report.

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

Interest Rate Sensitivity

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of June 30, 2026 we had cash and cash equivalents of $168.8 million and short-term securities of $23.0 million. We generally hold our cash in interest-bearing demand deposit accounts and short-term securities. Due to the nature of our cash and investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our cash. Our cash is held for working capital purposes. The Company purchases investment grade marketable debt securities which are rated by nationally recognized statistical credit rating organizations in accordance with its investment policy. This policy is designed to minimize the Company's exposure to credit losses and to ensure that the adequate liquidity is maintained at all times to meet anticipated cash flow needs.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item lA. Risk Factors.

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this Quarterly Report and in other documents that we file with the SEC, you should carefully consider the factors described in the section titled "Risk Factors" in our Form 10-K. Other than the below, there have been no material changes to the risk factors described in Part I, Item 1A of our Form 10-K. If any of the risk factors described in the Form 10-K actually materializes, our business, financial condition and results of operations could be materially adversely affected. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Risks Related to the Merger

The conditions to the consummation of the Merger may not be satisfied at all or in the anticipated timeframe.

On July 15, 2026, we entered into the Merger Agreement with Lilly and Merger Sub, pursuant to which Merger Sub will merge with and into the Company, with the Company surviving the Merger as a wholly-owned subsidiary of Lilly.

Consummation of the Merger is subject to a number of conditions, including: (i) approval of the Merger Agreement by holders of at least a majority of the outstanding stock entitled to vote; (ii) the expiration or termination of any applicable waiting period (and extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) the expiration or termination of the antitrust notices, approvals, clearances and waiting periods required under the antitrust laws of Australia and Germany, as well as the antitrust laws of the United Kingdom and another specified jurisdiction; (iv) the absence of any law or order by any governmental authority of competent jurisdiction that would prohibit or prevent the Merger; (v) the absence of any pending suit, action or proceeding by a governmental authority of competent jurisdiction (a) seeking to prohibit or impose material limitations on Lilly or Merger Sub’s ownership or operation of all or any material portion of their or our businesses or assets, or to compel a divestiture or hold separate of any material portion thereof, (b) seeking to prohibit or make illegal the consummation of the Merger, (c) seeking to impose material limitations on Lilly’s or Merger Sub’s ability to exercise full rights of ownership of our shares, or (d) seeking to require divestiture by Lilly of our shares; and (vii) other conditions specified in the Merger Agreement. As a result, there can be no assurance that the Merger will be consummated. These conditions are described in more detail in the Merger Agreement, which is filed as an exhibit to the Current Report on Form 8-K, filed with the SEC on July 16, 2026, and incorporated herein by reference.

The Company intends to pursue all required approvals in accordance with the Merger Agreement. However, no assurance can be given that the required approvals will be obtained and, even if all such approvals are obtained, no assurance can be given to the terms, conditions and timing of the approvals or that they will satisfy the terms of the Merger Agreement.

The announcement of, or a failure to consummate, the Merger could negatively impact our business, financial condition, results of operations or our stock price.

Our announcement of having entered into the Merger Agreement could cause a material disruption to our business and there can be no assurance that the conditions to the consummation of the Merger will be satisfied. The Merger Agreement may also be terminated by us and/or Lilly in certain specified circumstances, as described below.

We are subject to several risks as a result of the announcement of the Merger Agreement, including, but not limited to, the following:

•
if the Merger is not completed within the expected timeframe, or at all, the share price of our common stock will change to the extent that the current market price of our common stock reflects an assumption that the Merger will be consummated;
•
pursuant to the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to the completion of the Merger, which restrictions could adversely affect our ability to realize certain of our business strategies or take advantage of certain business opportunities;
•
the attention of our management may be directed towards the consummation of the Merger and related matters, and their focus may be diverted from the day-to-day business operations of our Company, including from other opportunities that might otherwise be beneficial to us;

•
we may experience difficulty retaining existing key employees or hire new capable employees, given the uncertainty regarding our future, in order to execute on our continuing business operations;
•
a failure to complete the Merger within the proposed timeframe, or at all, may result in negative publicity and/or a negative impression of us in the investment community or business community generally;
•
we may experience difficulties maintaining relationships with collaborators, vendors, and other business partners;
•
third parties may determine to terminate and/or attempt to renegotiate their relationship with us as a result of the Merger, whether pursuant to the terms of their existing agreements with us or otherwise;
•
upon termination of the Merger Agreement by us or Lilly under specified circumstances, we would be required to pay a termination fee of $104,300,000;
•
we could be subject to litigation related to any failure to complete the Merger; and
•
if the Merger is not completed, we will have incurred significant transaction costs and expended significant management resources, and may need to seek additional financing to continue to develop our product candidates, which financing may not be available within the necessary timeframe, on acceptable terms, or at all.

In addition, our executive officers and directors may have interests in the Merger that are different from, or are in addition to, those of our stockholders generally. These interests include without limitation the following:

•
each of our directors and executive officers hold outstanding Company equity awards;
•
our directors and officers are subject to a voting and support agreement in favor of the adoption and approval of the Merger Agreement;
•
each of our executive officers is a party to an employment agreement that provides for severance benefits upon a qualifying termination of employment in connection with a change in control, which includes the Merger;
•
all equity awards, whether vested or unvested (other than out-of-the-money options), held by our executive officers will be cancelled at the Effective Time in exchange for a cash payment, plus a certain number of CVRs, under the terms of the Merger Agreement;
•
all equity awards held by our non-employee directors will vest in full at the Effective Time, under the terms of the applicable award agreement underlying such equity award; and
•
certain executive officers may continue to provide employment or other services to Lilly after the Effective Time and may enter into new agreements, arrangements or understandings with Lilly to set forth the terms and compensation of such post-Effective Time service.

The Merger Agreement contains provisions that could make it difficult for a third-party to acquire us prior to the completion of the Merger.

The Merger Agreement contains restrictions on our ability to obtain a third-party proposal for an acquisition of our Company. These provisions include our agreement not to solicit or initiate any additional discussions with third parties regarding other proposals to acquire us, as well as restrictions on our ability to respond to such proposals, subject to fulfillment of certain fiduciary requirements of our Board of Directors. The Merger Agreement also contains certain termination rights, including, under certain circumstances, a requirement for us to pay Lilly a termination fee of $104,300,000.

These provisions might discourage an otherwise-interested third party from considering or proposing an acquisition of our Company, even one that may be deemed of greater value to our stockholders than the Merger. Furthermore, even if a third party elects to propose an acquisition, the concept of a termination fee may result in that third party offering a lower value to our stockholders than such third-party might otherwise have offered.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the Merger, generally requiring us to use commercially reasonable efforts to conduct our business in the ordinary course consistent with past practice, including using commercially reasonable efforts to preserve our business organization and goodwill and maintain existing relationships with customers, suppliers, officers, employees and creditors. In addition, we are subject to a variety of specified restrictions. Unless we obtain Lilly’s prior written consent (which consent may not be unreasonably withheld, conditioned or delayed), except as specifically required by the Merger Agreement or required by applicable law, we may not, among other things and subject to certain exceptions, limitations and qualifications, incur additional indebtedness, issue additional shares of our common stock outside of our equity incentive plans, pay distributions, acquire certain assets or securities, sell or dispose of certain material intellectual property, enter into material contracts other than in the ordinary course of business, or make certain capital expenditures. We may find that these and other contractual restrictions in the Merger Agreement delay or prevent us from responding, or limit our ability to respond, effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management believes they may be advisable. If any of these effects were to occur, it could materially and adversely impact our operating results, financial position, cash flows or the price of our common stock.

Securities class action and derivative lawsuits in connection with the Merger could result in substantial costs and prevent or delay the consummation of the Merger.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition or merger agreements. Defending against and settling or otherwise resolving these types of claims can result in substantial costs, including costs associated with indemnification of directors and officers, and divert management time and resources. An adverse judgment in any such litigation relating to the Merger could result in monetary damages, which could have a negative impact on our financial condition. If a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, that injunction could delay or prevent the Merger from being completed, which could negatively impact our business, financial condition, results of operations or our stock price.

Our stockholders may not receive any payment on the CVR and the CVR may expire valueless.

If the Merger is completed, the holders of our common stock will be entitled to receive CVRs, subject to the terms and conditions of a Contingent Value Rights Agreement (the “CVR Agreement”). Each CVR will represent a contractual right to receive contingent cash payments upon achievement of specified development and regulatory milestones related to the BPL-003 and VLS-01 programs. There can be no assurance any payments will be made with respect to the CVRs. The CVRs will not be transferable, except in the limited circumstances specified in the CVR Agreement, will not have any voting or dividend rights, and will not represent any equity or ownership interest in Lilly or any constituent party to the Merger Agreement. Accordingly, the right of any of our stockholders to receive any future payment on or derive any value from the CVRs will be contingent solely upon the occurrence of certain events, as outlined in the CVR Agreement, and if no such events are achieved for any reason within the time periods specified in the CVR Agreement, no payments will be made under the CVRs, and the CVRs will expire valueless.

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

During the quarter ended June 30, 2026, no director or “officer” of the Company (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

2.1^§	Agreement and Plan of Merger, dated as of July 15, 2026, by and among Eli Lilly and Company, Albali Acquisition Corporation and AtaiBeckley Inc.	8-K	001-43037	2.1	7/16/2026

3.1	Certificate of Incorporation of AtaiBeckley Inc.	8-K12B	001-43037	3.1	12/31/2025

3.2	Bylaws of AtaiBeckley Inc., adopted as of December 30, 2025	8-K12B	001-43037	3.2	12/31/2025

10.1	Form of Voting Agreement	8-K	001-43037	10.1	7/16/2026

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)					*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)					*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350					**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents					*

104	Cover page formatted as Inline XBRL and contained in Exhibit 101					*

*	Filed herewith.
**	Furnished herewith
^	Schedules omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request
§	Certain portions of this exhibit (indicated by “[***]”) have been redacted pursuant to Regulation S-K, Item 601(a)(6)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AtaiBeckley Inc.

Date: August 11, 2026	By:	/s/ Srinivas Rao
Srinivas Rao
Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2026	By:	/s/ Michael Faerm
Michael Faerm
Chief Financial Officer
(Principal Financial Officer)